Form 10-Q
period 1995-03-31
CNL INCOME FUND II LTD
filed 1995-05-15
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1995
                               -----------------------------------

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------


                       Commission file number
                              0-16824
                       ----------------------


                      CNL Income Fund II, Ltd.
- - - - - - ------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


          Florida                              59-2733859
- - - - - - -----------------------------     -------------------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                  32801
- - - - - - -----------------------------     -------------------------------
(Address of principal                         (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                        (407) 422-1574
                                  -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---




                                    CONTENTS
                                    --------


Part I                                                            Page
                                                                  ----

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                6-9


Part II

  Other Information                                               10


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                  March 31,      December 31,
           ASSETS                                   1995             1994
                                                 -----------     ------------
Land and buildings on operating
  leases, less accumulated
  depreciation of $3,085,104
  and $2,980,701                                 $17,494,143      $17,597,718
Investment in joint ventures                       1,365,542        1,376,218
Cash and cash equivalents                            564,643          584,565
Receivables, less allowance for
  doubtful accounts of $90,132
  and $98,362                                         50,569           89,307
Prepaid expenses                                       2,593            1,038
Lease costs, less accumulated
  amortization of $15,000 and
  $14,375                                             35,000           35,625
Accrued rental income                                 58,281           50,037
Other assets                                              -             1,750
                                                 -----------      -----------

                                                 $19,570,771      $19,736,258
                                                 ===========      ===========

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    13,258      $    18,219
Accrued real estate taxes payable                      8,357           13,512
Distributions payable                                594,000          594,000
Due to related parties                                77,646           76,104
Rents paid in advance and deposits                    50,474           50,132
                                                 -----------      -----------
    Total liabilities                                743,735          751,967

Partners' capital                                 18,827,036       18,984,291
                                                 -----------      -----------

                                                 $19,570,771      $19,736,258
                                                 ===========      ===========

                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                             Quarter Ended
                                                               March 31,
                                                           1995        1994
                                                         --------    --------
Revenues:
  Rental income from operating leases                    $547,559    $522,307
  Interest and other income                                 5,244       3,922
                                                         --------    --------
                                                          552,803     526,229
                                                         --------    --------

Expenses:
  General operating and administrative                     31,503      33,880
  Professional services                                     4,890       5,853
  Bad debt expense                                          3,537       9,035
  Real estate taxes                                         3,527       9,770
  Other taxes                                               4,654          -
  Depreciation and amortization                           105,028     110,948
                                                         --------    --------
                                                          153,139     169,486
                                                         --------    --------

Income Before Equity in Earnings of
  Joint Ventures                                          399,664     356,743

Equity in Earnings of Joint Ventures                       37,081      29,843
                                                         --------    --------

Net Income                                               $436,745    $386,586
                                                         ========    ========

Allocation of Net Income:
  General partners                                       $  4,367    $  3,866
  Limited partners                                        432,378     382,720
                                                         --------    --------

                                                         $436,745    $386,586
                                                         ========    ========


Net Income Per Limited Partner Unit                      $   8.65    $   7.65
                                                         ========    ========

                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                               Quarter Ended      Year Ended
                                                 March 31,       December 31,
                                                   1995              1994
                                               -------------     ------------
General partners:
  Beginning balance                              $   305,320      $   125,697
  Contributions                                           -           161,000
  Net income                                           4,367           18,623
                                                 -----------      -----------
                                                     309,687          305,320
                                                 -----------      -----------

Limited partners:
  Beginning balance                               18,678,971       19,148,077
  Net income                                         432,378        1,906,894
  Distributions                                     (594,000)      (2,376,000)
                                                 -----------      -----------
                                                  18,517,349       18,678,971
                                                 -----------      -----------

Total partners' capital                          $18,827,036      $18,984,291
                                                 ===========      ===========

                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                          Quarter Ended
                                                             March 31,
                                                        1995          1994
                                                     ---------      ---------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                     $ 577,300      $ 537,850
                                                     ---------      ---------

    Cash Flows from Investing
      Activities:
        Additions to land and buildings
          on operating leases                           (3,101 )           -
        Investment in joint venture                       (121 )           -
                                                     ---------      ---------
            Net cash used in investing
              activities                                (3,222 )           -
                                                     ---------      ---------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                    (594,000 )     (656,500)
                                                     ---------      ---------
            Net cash used in
              financing activities                    (594,000 )     (656,500)
                                                     ---------      ---------

Net Decrease in Cash and Cash Equivalents              (19,922 )     (118,650)

Cash and Cash Equivalents at Beginning
  of Quarter                                           584,565        532,791
                                                     ---------      ---------

Cash and Cash Equivalents at End of
  Quarter                                            $ 564,643      $ 414,141
                                                     =========      =========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                              $ 594,000      $ 594,000
                                                     =========      =========

                 See accompanying notes to financial statements.


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1995, may not be indicative of the results that may be expected for the year ending December 31, 1995.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 1994.

      Net income per limited partner unit is calculated based upon the weighted average number of units of limited partnership interest outstanding during each period. The weighted average number of limited partner units outstanding for each of the quarters ended March 31, 1995 and 1994 was 50,000.

      Certain items in the prior year's financial statements have been reclassified to conform to 1995 presentation. These reclassifications had no effect on partners' capital or net income.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership plans to adopt this standard in 1996 and does not expect compliance with such standard to have a material effect, if any, on the Partnership's financial position or results of operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1995, the Partnership owned 40 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources
- - - - - - -------------------------------

      The Partnership's primary source of capital for the quarters ended March 31, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $577,300 and $537,850 for the quarters ended March 31, 1995 and 1994, respectively. The increase in cash from operations for the quarter ended March 31, 1995, is primarily a result of changes in income and expenses as discussed in "Results in Operations" below.

      During 1994, the Partnership received a judgment in bankruptcy relating to the former tenant of the Property in Sterling Heights, Michigan, for approximately $16,000 as payment in full of all amounts owed to the Partner-ship. Payment was due in 60 monthly installments of $317, including interest at the rate of seven percent per annum, commencing on November 1, 1994. The Partnership received no payments relating to this judgment and in March 1995 negotiated with the former tenant a lump-sum settlement of $12,413, which was paid in March 1995.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1995, the Partnership had $564,643 invested in such short-term investments as compared to $584,565 at December 31, 1994. The funds remaining at March 31, 1995, will be used towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership, including distributions payable, decreased to $743,735 at March 31, 1995, from $751,967 at December 31, 1994, primarily as a result of the Partnership's payment during the quarter ended March 31, 1995, of real estate taxes relating to the Property in Sterling Heights, Michigan, that had been accrued at December 31, 1994. Liabilities at March 31, 1995, to the extent they exceed cash and cash equivalents at March 31, 1995, will be paid from future cash from operations, and, in the event the general partners elect to make additional capital contributions, from future general partner capital contributions.

      Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $594,000 for each of the quarters ended March 31, 1995 and 1994. This represents distributions for each applicable quarter of $11.88 per unit. No distributions were made to the general partners for the quarters ended March 31, 1995 and 1994. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
- - - - - - ---------------------

      During the quarters ended March 31, 1995 and 1994, the Partnership earned $547,559 and $522,307, respectively, in base rental income from the Partnership's wholly owned Properties. Rental income increased approximately $21,000 during the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, as a result of the Partnership's entering into a new lease for the Property in Sterling Heights, Michigan, in March 1994, for which rent commenced in October 1994. In addition, rental income for the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, increased approximately $17,000 due to the acquisition of two Properties in Fayetteville and Atlanta, Georgia, in December 1994. The increase in rental income during the quarter ended March 31, 1995, as compared to March 31, 1994, was partially offset by a decrease of approximately $27,000 due to the sale of the Properties in Graham, Texas, and Medina, Ohio, in July and November 1994, respectively.

      Rental income during the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, also increased as a result of the Partner-ship's establishing an allowance for doubtful accounts of $17,400 for rent receivable amounts relating to the Property in Gainesville, Texas, during the quarter ended March 31, 1994. The increase in rental income during the quarter ended March 31, 1995, was also partially offset by a decrease of $4,500 as a result of the Partnership's reducing base rent for the Property in Gainesville, Texas, in anticipation of a lease amendment to provide for lower initial base rent with scheduled rent increases. In addition, the Partnership anticipates entering into an agreement with the tenant of this Property to collect past due amounts and will recognize such amounts as income if collected.

      During 1993, the restaurant located on the Property in Littleton, Colorado, ceased operations. The tenant continued to pay base rent as required under the terms of the lease until the initial term of the lease expired in February 1994; however, the tenant did not renew the lease.
As a result, rental income for the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, also decreased approximately $2,400. In January 1995, the Partnership entered into a new lease for this Property and rent is expected to commence in May 1995.

      For the quarters ended March 31, 1995 and 1994, the Partnership also earned $37,081 and $29,843, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, is primarily attributable to the acquisition in September 1994 of a Property with an affiliate of the general partners as tenants-in-common. Income from this Property is included in equity in earnings of joint ventures.

      Operating expenses, excluding depreciation and amortization, were $48,111 and $58,538 (8.2% and 10.5% of gross revenues, including equity in earnings of joint ventures) for the quarters ended March 31, 1995 and 1994, respectively. The decrease in operating expenses during the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, is primarily attributable to the Partnership's accruing certain expenses for the Property in Sterling Heights, Michigan, relating to the former tenant during the quarter ended March 31, 1994. The Partnership entered into a new lease with a new tenant for this Property in March 1994, under which the new tenant is responsible for the payment of such expenses.

      The decrease in operating expenses during the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, was also partially attributable to the Partnership's increasing its allowance for doubtful accounts by approximately $9,000 during the quarter ended March 31, 1994, for amounts previously recorded as income relating to the Property in Gainesville, Texas. Operating expenses for the quarters ended March 31, 1995 and 1994, also include amounts accrued by the Partnership for real estate taxes relating to the Property in Gainesville, Texas. Payment of real estate taxes relating to this Property remains the responsibility of the tenant; however, because of the financial difficulties this tenant is experiencing, the general partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from this tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.

      The decrease in operating expenses during the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, was partially offset by an increase due to the Partnership's incurring $7,560 in commission expense during the quarter ended March 31, 1995, associated with locating a new tenant for the Property in Sterling Heights, Michigan, in 1994. In addition, the decrease in operating expenses was partially offset by an increase as a result of the Partnership's payment of certain taxes relating to the filing of various state tax returns during the quarter ended March 31, 1995, which in the previous year were paid during the quarter ended June 30, 1994.

      During the quarters ended March 31, 1995 and 1994, the Partnership also incurred certain expenses as a result of the fact that the Properties located in Lombard, Illinois, and Littleton, Colorado, were not leased. Although the Partnership is currently seeking a new tenant for the Property located in Lombard, Illinois, and has entered into a new lease for the Property located in Littleton, Colorado, for which rent is expected to commence in May 1995, operating expenses during 1995 are expected to continue to remain at these higher levels until such time as the Partnership enters into a new lease for the Property located in Lombard, Illinois, and rent commences under the lease for the Property located in Littleton, Colorado.

      Depreciation and amortization expense was $105,028 and $110,948 for the quarters ended March 31, 1995 and 1994, respectively. The decrease in depreciation and amortization expense during the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, is primarily attributable to the sale of two Properties in Graham, Texas, and Medina, Ohio, in July and November 1994, respectively.



                           PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.



                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 8th day of May, 1995.

                              CNL INCOME FUND II, LTD.

                              By:  CNL REALTY CORPORATION
                                    General Partner

                                    By:  /s/ James M. Seneff, Jr.
                                         ------------------------
                                          JAMES M. SENEFF, JR.
                                          President and Principal
                                          Executive Officer

                                    By:  /s/ Robert A. Bourne
                                         ------------------------
                                          ROBERT A. BOURNE
                                          Treasurer and Principal
                                          Financial Officer