Form 10-Q
period 1995-06-30
CNL INCOME FUND II LTD
filed 1995-08-14
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1995
                               -----------------------------------

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


                            CNL Income Fund II, Ltd.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Florida                            59-2733859
      -----------------------------       -------------------------------
      (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organiza-               Identification No.)
      tion)


      400 E. South Street, #500
      Orlando, Florida                                  32801
      -----------------------------       -------------------------------
      (Address of principal                           (Zip Code)
      executive offices)


      Registrant's telephone number
      (including area code)                        (407) 422-1574
                                          -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes     X      No
                                         ----------    ----------






                                    CONTENTS
                                    --------


Part I                                                            Page
                                                                  ----

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                6-10


Part II

  Other Information                                               11





                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                  June 30,       December 31,
           ASSETS                                   1995             1994
                                                 -----------     ------------
Land and buildings on operating
  leases, less accumulated
  depreciation of $3,189,508
  and $2,980,701                                 $17,389,739      $17,597,718
Investment in joint ventures                       1,370,648        1,376,218
Cash and cash equivalents                            426,492          584,565
Receivables, less allowance for
  doubtful accounts of $95,704
  and $98,362                                         65,229           89,307
Prepaid expenses                                       7,199            1,038
Lease costs, less accumulated
  amortization of $15,625 and
  $14,375                                             34,375           35,625
Accrued rental income                                 66,524           50,037
Other assets                                           1,750            1,750
                                                 -----------      -----------

                                                 $19,361,956      $19,736,258
                                                 ===========      ===========

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    10,198      $    18,219
Accrued and escrowed real estate
  taxes payable                                       10,119           13,512
Distributions payable                                594,000          594,000
Due to related parties                                24,846           76,104
Rents paid in advance and deposits                    34,991           50,132
                                                 -----------      -----------
    Total liabilities                                674,154          751,967

Partners' capital                                 18,687,802       18,984,291
                                                 -----------      -----------

                                                 $19,361,956      $19,736,258
                                                 ===========      ===========

                 See accompanying notes to financial statements.




                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                 Quarter Ended            Six Months Ended
                                    June 30,                  June 30,
                                1995       1994          1995         1994
                              --------   --------     ----------   ----------
Revenues:
  Rental income from
    operating leases          $547,285   $521,542     $1,095,457   $1,045,462
  Contingent rental
    income                      12,813     10,419         12,200        8,806
  Interest and other
    income                       6,341      2,562         11,585        6,484
                              --------   --------     ----------   ----------
                               566,439    534,523      1,119,242    1,060,752
                              --------   --------     ----------   ----------

Expenses:
  General operating
    and administrative          29,966     40,929         61,469       74,809
  Professional services         10,379     10,344         15,269       16,197
  Bad debt expense                  -       1,310          3,537       10,345
  Real estate taxes              3,456     10,136          6,983       19,906
  Other taxes                      178      4,521          4,832        4,521
  Depreciation and
    amortization               105,029    110,986        210,057      221,934
                              --------   --------     ----------   ----------
                               149,008    178,226        302,147      347,712
                              --------   --------     ----------   ----------

Income Before Equity in
  Earnings of Joint
  Ventures                     417,431    356,297        817,095      713,040

Equity in Earnings of
  Joint Ventures                37,335     29,828         74,416       59,671
                              --------   --------     ----------   ----------

Net Income                    $454,766   $386,125     $  891,511   $  772,711
                              ========   ========     ==========   ==========

Allocation of Net Income:
  General partners            $  4,548   $  3,861     $    8,915   $    7,727
  Limited partners             450,218    382,264        882,596      764,984
                              --------   --------     ----------   ----------

                              $454,766   $386,125     $  891,511   $  772,711
                              ========   ========     ==========   ==========

Net Income Per Limited
  Partner Unit                $   9.00   $   7.65     $    17.65   $    15.30
                              ========   ========     ==========   ==========

                 See accompanying notes to financial statements.




                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                            Six Months Ended      Year Ended
                                                June 30,         December 31,
                                                  1995               1994
                                            ----------------     ------------
General partners:
  Beginning balance                            $   305,320       $   125,697
  Contributions                                         -            161,000
  Net income                                         8,915            18,623
                                               -----------       -----------
                                                   314,235           305,320
                                               -----------       -----------

Limited partners:
  Beginning balance                             18,678,971        19,148,077
  Net income                                       882,596         1,906,894
  Distributions                                 (1,188,000)       (2,376,000)
                                               -----------       -----------
                                                18,373,567        18,678,971
                                               -----------       -----------

Total partners' capital                        $18,687,802       $18,984,291
                                               ===========       ===========

                 See accompanying notes to financial statements.




                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            June 30,
                                                      1995           1994
                                                  -----------     -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                  $ 1,033,149     $ 1,037,345
                                                  -----------     -----------

    Cash Flows from Investing
      Activities:
        Additions to land and buildings
          on operating leases                          (3,101)             -
        Investment in joint ventures                     (121)             -
                                                  -----------     -----------
            Net cash used in investing
              activities                               (3,222)             -
                                                  -----------     -----------

    Cash Flows from Financing
      Activities:
        Contributions from general
          partner                                          -           28,000
        Distributions to limited
          partners                                 (1,188,000)     (1,250,500)
                                                  -----------     -----------
            Net cash used in
              financing activities                 (1,188,000)     (1,222,500)
                                                  -----------     -----------

Net Decrease in Cash and Cash
  Equivalents                                        (158,073)       (185,155)

Cash and Cash Equivalents at Beginning
  of Period                                           584,565         532,791
                                                  -----------     -----------

Cash and Cash Equivalents at End of
  Period                                          $   426,492     $   347,636
                                                  ===========     ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Distributions declared and unpaid
      at end of period                            $   594,000     $   594,000
                                                  ===========     ===========

    Lease costs incurred and unpaid at
      end of period                               $        -      $     1,864
                                                  ===========     ===========

                 See accompanying notes to financial statements.




                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1995 and 1994


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1995, may not be indicative of the results that may be expected for the year ending December 31, 1995. Amounts as of December 31, 1994, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 1994.

      Net income per limited partner unit is calculated based upon the weighted average number of units of limited partnership interest outstanding during each period. The weighted average number of limited partner units outstanding for each of the quarters and six months ended June 30, 1995 and 1994 was 50,000.

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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1995, the Partnership owned 40 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the six months ended June 30, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,033,149 and $1,037,345 for the six months ended June 30, 1995 and 1994, respectively.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the six months ended June 30, 1994, the Partnership also received $28,000 in contributions from the corporate general partner. No such contributions were received during the six months ended June 30, 1995.

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

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1995, the Partnership had $426,492 invested in such short-term investments as compared to $584,565 at December 31, 1994. The funds remaining at June 30, 1995, will be used towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership, including distributions payable, decreased to $674,154 at June 30, 1995, from $751,967 at December 31, 1994, primarily as a result of the Partnership's payment during the six months ended June 30, 1995, of amounts due to related parties that had been accrued at December 31, 1994. The decrease in total liabilities is also attributable to a decrease in rents paid in advance for the six months ended June 30, 1995. Liabilities at June 30, 1995, to the extent they exceed cash and cash equivalents at June 30, 1995, will be paid from future cash from operations, and, in the event the general partners elect to make additional capital contributions, from future general partner capital contributions.

      Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,188,000 for each of the six months ended June 30, 1995 and 1994 ($594,000 for each of the quarters ended June 30, 1995 and 1994). This represents distributions for each applicable six months of $23.76 per unit ($11.88 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1995 and 1994. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

Results of Operations
---------------------

      During each of the six months ended June 30, 1995 and 1994, the Partnership owned 36 wholly owned Properties. In connection therewith, during the six months ended June 30, 1995 and 1994, the Partnership earned $1,095,457 and $1,045,462, respectively, in base rental income from these Properties, $547,285 and $521,542 of which was earned during the quarters ended June 30, 1995 and 1994, respectively. Rental income increased approximately $21,000 and $42,000 during the quarter and six months ended June 30, 1995, respectively, as compared to the quarter and six months ended June 30, 1994, as a result of the Partnership's entering into a new lease for the Property in Sterling Heights, Michigan, in March 1994, for which rent commenced in October 1994. In addition, rental income for the quarter and six months ended June 30, 1995, as compared to the quarter and six months ended June 30, 1994, increased approximately $20,400 and $40,900, respectively, due to the acquisition of two Properties in Fayetteville and Atlanta, Georgia, in December 1994. The increase in rental income during the quarter and six months ended June 30, 1995, was partially offset by a decrease of approximately $26,600 and $53,200, respectively, due to the sale of the Properties in Graham, Texas, and Medina, Ohio, in July and November 1994, respectively.

      Rental income during the quarter and six months ended June 30, 1995, as compared to the quarter and six months ended June 30, 1994, also increased as a result of the Partnership's establishing an allowance for doubtful accounts of $17,400 and $34,800 for rent receivable amounts relating to the Property in Gainesville, Texas, during the quarter and six months ended June 30, 1994, respectively. However, the increase in rental income during the quarter and six months ended June 30, 1995, was also partially offset by a decrease of $4,500 and $9,000, respectively, as a result of the fact that the Partnership reduced base rent for the Property in Gainesville, Texas, in anticipation of a lease amendment to provide for lower initial base rent with scheduled rent increases. Currently, the Partnership is in the process of negotiating a new lease with a new operator for this Property. In addition, the Partnership is pursuing collection of the past due amounts from the original tenant of this Property and will recognize such amounts as income if collected.

      During 1993, the restaurant located on the Property in Littleton, Colorado, ceased operations. The tenant continued to pay base rent as required under the terms of the lease until the initial term of the lease expired in February 1994; however, the tenant did not renew the lease. In January 1995, the Partnership entered into a new lease for this Property and rent commenced in May 1995. In addition, in February 1993, the lease of the Property in Lombard, Illinois, expired, and the tenant did not renew the lease. The Partnership is currently negotiating a lease for this Property with a retail business.

      During the six months ended June 30, 1995 and 1994, the Partnership also earned $12,200 and $8,806, respectively, in contingent rental income, $12,813 and $10,419 of which was earned during the quarters ended June 30, 1995 and 1994, respectively. The increase in contingent rental income during the quarter and six months ended June 30, 1995, as compared to the quarter and six months ended June 30, 1994, is primarily the result of increases in gross sales relating to certain restaurant Properties.

      For the six months ended June 30, 1994, the Partnership also owned and leased three Properties indirectly through joint venture arrangements. During the six months ended June 30, 1995, in addition to these three Properties, the Partnership also owned and leased one Property as tenants-in-common with an
affiliate of the general partners.   In connection therewith, during the six
months ended June 30, 1995 and 1994, the Partnership earned $74,416 and $59,671, respectively, attributable to net income earned by these Properties, $37,335 and $29,828 of which was earned during the quarters ended June 30, 1995 and 1994, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 1995, as compared to the quarter and six months ended June 30, 1994, is primarily attributable to the acquisition in September 1994 of the Property with an affiliate as tenants-in-common.

      During the six months ended June 30, 1995, one of the Partnership's lessees, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common). Golden Corral Corporation is lessee under leases relating to five restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, Golden Corral Corporation will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1995 and subsequent years. Any failure of Golden Corral Corporation could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $302,147 and $347,712 for the six months ended June 30, 1995 and 1994, respec-tively, of which $149,008 and $178,226 were incurred for the quarters ended June 30, 1995 and 1994, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1995, as compared to the quarter and six months ended June 30, 1994, is primarily attributable to the Partnership's accruing approximately $17,800 and $31,000 for certain expenses for the Property in Sterling Heights, Michigan, relating to the former tenant during the quarter and six months ended June 30, 1994, respectively. The Partnership entered into a new lease with a new tenant for this Property in March 1994, under which the new tenant is responsible for the payment of such expenses; therefore, no such expenses were incurred for this Property during the quarter and six months ended June 30, 1995.

      The decrease in operating expenses during the quarter and six months ended June 30, 1995, as compared to the quarter and six months ended June 30, 1994, was partially offset by an increase due to the Partnership's incurring $7,560 in commission expense during the six months ended June 30, 1995, associated with locating a new tenant for the Property in Sterling Heights, Michigan, in 1994. In addition, during the six months ended June 30, 1995, the Partnership wrote-off as bad debt expense the balance of receivables due from the former tenant of this Property of approximately $3,500 as a result of the lump-sum settlement received by the Partnership as described above in "Liquidity and Capital Resources."

      The decrease in operating expenses during the six months ended June 30, 1995, as compared to the six months ended June 30, 1994, was also partially attributable to the Partnership's increasing its allowance for doubtful accounts by approximately $7,600 during the six months ended June 30, 1994, for amounts previously recorded as income relating to the Property in Gainesville, Texas. Operating expenses for the quarters and six months ended June 30, 1995 and 1994, also include amounts accrued by the Partnership for real estate taxes relating to the Property in Gainesville, Texas, of approximately $1,900 and $3,800, respectively. Payment of real estate taxes relating to this Property remains the responsibility of the tenant; however, because of the financial difficulties this tenant is experiencing, the general partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected. The Partnership is currently in the process of negotiating a new lease with a new operator for this Property. In the event a new lease is entered into, the Partnership anticipates the new lessee will be responsible for the payment of future real estate taxes relating to this Property.

      During the quarters and six months ended June 30, 1995 and 1994, the Partnership also incurred certain expenses as a result of the fact that the Property located in Lombard, Illinois, was not leased. In addition, the Partnership incurred certain expenses relating to the Property in Littleton, Colorado, during the quarter and six months ended June 30, 1995, as a result of the new lease with the new tenant not being effective until May 1995. Although the Partnership is currently negotiating a new lease with a new tenant for the Property in Lombard, Illinois, operating expenses during 1995 are expected to continue to remain at these higher levels until such time as the Partnership enters into such lease.





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

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------
            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.





                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 11th day of August, 1995.

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