Form 10-Q
period 1995-09-30
CNL INCOME FUND II LTD
filed 1995-11-14
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1995
                               -----------------------------------

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


                            CNL Income Fund II, Ltd.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                              59-2733859
       ----------------------------        -----------------------------
       (State or other jurisdiction             (I.R.S. Employer
       of incorporation or organiza-           Identification No.)
       tion)


       400 E. South Street, #500
       Orlando, Florida                                  32801
       ----------------------------        -----------------------------
       (Address of principal                         (Zip Code)
       executive offices)


       Registrant's telephone number
       (including area code)                        (407) 422-1574
                                           -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                         ---------      ---------



                                    CONTENTS
                                    --------

Part I                                                            Page
                                                                  ----
  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                7-11


Part II

  Other Information                                               12



                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                               September 30,     December 31,
           ASSETS                                  1995              1994
                                               -------------     ------------
Land and buildings on operating
  leases, less accumulated
  depreciation of $3,293,911
  and $2,980,701                                $17,285,336      $17,597,718
Investment in joint ventures                      1,364,510        1,376,218
Cash and cash equivalents                           384,811          584,565
Receivables, less allowance for
  doubtful accounts of $96,884
  and $98,362                                        63,865           89,307
Prepaid expenses                                      4,327            1,038
Lease costs, less accumulated
  amortization of $18,851 and
  $14,375                                            46,560           35,625
Accrued rental income                                74,768           50,037
Other assets                                          1,750            1,750
                                                -----------      -----------

                                                $19,225,927      $19,736,258
                                                ===========      ===========

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $    14,895      $    18,219
Accrued and escrowed real estate
  taxes payable                                       5,226           13,512
Distributions payable                               594,000          594,000
Due to related parties                               25,979           76,104
Rents paid in advance and deposits                   17,309           50,132
                                                -----------      -----------
    Total liabilities                               657,409          751,967

Partners' capital                                18,568,518       18,984,291
                                                -----------      -----------

                                                $19,225,927      $19,736,258
                                                ===========      ===========

            See accompanying notes to condensed financial statements.



                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                 Quarter Ended           Nine Months Ended
                                 September 30,             September 30,
                                1995       1994          1995         1994
                              --------   --------     ----------   ----------
Revenues:
  Rental income from
    operating leases          $557,121   $521,128     $1,652,578   $1,566,590
  Contingent rental
    income                       9,310      8,995         21,510       17,801
  Interest and other
    income                       8,437      3,974         20,022       10,458
                              --------   --------     ----------   ----------
                               574,868    534,097      1,694,110    1,594,849
                              --------   --------     ----------   ----------

Expenses:
  General operating
    and administrative          25,743     29,586         87,212      104,395
  Professional services          5,963      3,641         21,232       19,838
  Bad debt expense               1,208       (280)         4,745       10,065
  Real estate taxes             (3,431 )  (12,172)         3,552        7,734
  State taxes                    1,553        164          6,385        4,685
  Depreciation and
    amortization               107,629    110,760        317,686      332,694
                              --------   --------     ----------   ----------
                               138,665    131,699        440,812      479,411
                              --------   --------     ----------   ----------

Income Before Equity in
  Earnings of Joint
  Ventures                     436,203    402,398      1,253,298    1,115,438

Equity in Earnings of
  Joint Ventures                38,513     31,735        112,929       91,406

Gain on Sale of Land and
  Building                          -      70,554             -        70,554
                              --------   --------     ----------   ----------

Net Income                    $474,716   $504,687     $1,366,227   $1,277,398
                              ========   ========     ==========   ==========

Allocation of Net Income:
  General partners            $  4,747   $  5,047     $   13,662   $   12,774
  Limited partners             469,969    499,640      1,352,565    1,264,624
                              --------   --------     ----------   ----------

                              $474,716   $504,687     $1,366,227   $1,277,398
                              ========   ========     ==========   ==========


Net Income Per Limited
  Partner Unit                $   9.40   $   9.99     $    27.05   $    25.29
                              ========   ========     ==========   ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding             50,000     50,000         50,000       50,000
                              ========   ========     ==========   ==========

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                           Nine Months Ended      Year Ended
                                             September 30,       December 31,
                                                 1995                1994
                                           -----------------     ------------
General partners:
  Beginning balance                          $   305,320         $   125,697
  Contributions                                       -              161,000
  Net income                                      13,662              18,623
                                             -----------         -----------
                                                 318,982             305,320
                                             -----------         -----------

Limited partners:
  Beginning balance                           18,678,971          19,148,077
  Net income                                   1,352,565           1,906,894
  Distributions                               (1,782,000 )        (2,376,000)
                                             -----------         -----------
                                              18,249,536          18,678,971
                                             -----------         -----------

Total partners' capital                      $18,568,518         $18,984,291
                                             ===========         ===========

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                         September 30,
                                                      1995           1994
                                                  -----------     -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                  $ 1,595,318     $ 1,587,894
                                                  -----------     -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                                     -          261,628
        Additions to land and buildings
          on operating leases                          (3,101)             -
        Investment in joint ventures                     (121)       (260,789)
        Payment of lease costs                         (9,850)         (1,864)
        Increase in other assets                           -           (1,750)
        Other                                              -             (694)
                                                  -----------     -----------
            Net cash used in investing
              activities                              (13,072)         (3,469)
                                                  -----------     -----------

    Cash Flows from Financing
      Activities:
        Contributions from general
          partner                                          -          126,000
        Distributions to limited
          partners                                 (1,782,000)     (1,844,500)
                                                  -----------     -----------
            Net cash used in
              financing activities                 (1,782,000)     (1,718,500)
                                                  -----------     -----------

Net Decrease in Cash and Cash
  Equivalents                                        (199,754)       (134,075)

Cash and Cash Equivalents at Beginning
  of Period                                           584,565         532,791
                                                  -----------     -----------

Cash and Cash Equivalents at End of
  Period                                          $   384,811     $   398,716
                                                  ===========     ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Lease costs incurred and unpaid at
      end of period                               $     3,401     $        -
                                                  ===========     ===========

    Distributions declared and unpaid
      at end of period                            $   594,000     $   594,000
                                                  ===========     ===========

            See accompanying notes to condensed financial statements.



                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1995 and 1994


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1995, may not be indicative of the results that may be expected for the year ending December 31, 1995. Amounts as of December 31, 1994, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.    Subsequent Events:
      -----------------

      Effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in the management agreement with the Partnership to an affiliate of the general partners, CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement remain unchanged.

      In addition, in November 1995, the Partnership entered into a new lease for the Property in Lombard, Illinois. In connection therewith, the Partnership has agreed to fund $25,000 in renovation costs.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1995, the Partnership owned 40 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,595,318 and $1,587,894 for the nine months ended September 30, 1995 and 1994, respectively.

      In July 1994, the Partnership sold its Property in Graham, Texas, for $275,000 and received net sales proceeds of $261,628, resulting in a gain of $70,554 for financial reporting purposes. In September 1994, the Partnership reinvested substantially all of the net sales proceeds in a Kenny Rogers Roasters Property in Arvada, Colorado, as tenants-in-common with an affiliate of the Partnership that has the same general partners. The general partners believe that these transactions qualified as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code. As a result, no gain or loss was recognized for federal income tax purposes for the sale of the Property.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the nine months ended September 30, 1994, the Partnership also received $126,000 in contributions from the corporate general partner. No such contributions were received during the nine months ended September 30, 1995.

      During 1994, the Partnership received a judgment in bankruptcy relating to the former tenant of the Property in Sterling Heights, Michigan, for approximately $16,000 as payment in full of all amounts owed to the Partnership. Payment was due in 60 monthly installments of $317, including interest at the rate of seven percent per annum, commencing on November 1, 1994. The Partnership received no payments relating to this judgment and in March 1995 negotiated with the former tenant a lump-sum settlement of $12,413, which was paid in March 1995.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1995, the Partnership had $384,811 invested in such short-term investments as compared to $584,565 at December 31, 1994. The funds remaining at September 30, 1995, will be used towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership, including distributions payable, decreased to $657,409 at September 30, 1995, from $751,967 at December 31, 1994, primarily as a result of the Partnership's payment during the nine months ended September 30, 1995, of amounts due to related parties that had been accrued at December 31, 1994, and a decrease in rents paid in advance for the nine months ended September 30, 1995. Liabilities at September 30, 1995, to the extent they exceed cash and cash equivalents at September 30, 1995, will be paid from future cash from operations, and, in the event the general partners elect to make additional capital contributions, from future general partner capital contributions.

      Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,782,000 for each of the nine months ended September 30, 1995 and 1994 ($594,000 for each of the quarters ended September 30, 1995 and 1994). This represents distributions for each applicable nine months of $35.64 per unit ($11.88 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1995 and 1994. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

Results of Operations
---------------------

      During the nine months ended September 30, 1995 and 1994, the Partnership owned and leased 36 wholly owned Properties (including one Property during the nine months ended September 30, 1994, that was sold in July 1994) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1995 and 1994, the Partnership earned $1,652,578 and $1,566,590, respectively, in base rental income from these Properties, $557,121 and $521,128 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. Rental income increased approxi-mately $21,000 and $63,000 during the quarter and nine months ended September 30, 1995, respectively, as compared to the quarter and nine months ended September 30, 1994, as a result of the Partnership's entering into a new lease for the Property in Sterling Heights, Michigan, in March 1994, for which rent commenced in October 1994.

      In addition, rental income for the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, increased approximately $20,400 and $61,300, respectively, due to the acquisition of two Properties in Fayetteville and Atlanta, Georgia, in December 1994. The increase in rental income during the quarter and nine months ended September 30, 1995, was partially offset by a decrease of approximately $22,300 and $75,500, respectively, due to the sale of the Properties in Graham, Texas, and Medina, Ohio, in July and November 1994, respectively.

      Rental income during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, also increased as a result of the Partnership's establishing an allowance for doubtful accounts of $13,500 and $48,300 for rent receivable amounts relating to the Property in Gainesville, Texas, during the quarter and nine months ended September 30, 1994, respectively. However, the increase in rental income during the nine months ended September 30, 1995, was partially offset by a decrease of $13,500, as a result of the fact that the Partnership recorded reduced base rent amounts for this Property in anticipation of amending the lease agreement. Instead, in October 1995, the Partnership entered into a new lease with a new operator for this Property. The Partnership is pursuing collection of the past due amounts from the original tenant of this Property and will recognize such amounts as income if collected.

      During 1993, the restaurant located on the Property in Littleton, Colorado, ceased operations. The tenant continued to pay base rent as required under the terms of the lease until the initial term of the lease expired in February 1994; however, the tenant did not renew the lease. In January 1995, the Partnership entered into a new lease for this Property and rent commenced in May 1995. As a result of the new lease, the Partnership earned approximately $3,500 and $5,800 in rental income during the quarter and nine months ended September 30, 1995, respectively.

      In addition, in February 1993, the lease of the Property in Lombard, Illinois, expired and the tenant did not renew the lease. In November 1995, the Partnership entered into a new lease for this Property with a retail business and committed to fund $25,000 toward renovation costs for this Property.

      During the nine months ended September 30, 1995 and 1994, the Partnership also earned $17,728 and $17,801, respectively, in contingent rental income, $5,528 and $8,995 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. The decrease in contingent rental income during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, is primarily due to the sale of the Property in Graham, Texas, in July 1994. This decrease was partially offset by an increase in gross sales relating to certain restaurant Properties.

      For the nine months ended September 30, 1994, the Partnership also owned and leased three Properties indirectly through joint venture arrangements. During the nine months ended September 30, 1995, in addition to these three Properties, the Partnership also owned and leased one Property as tenants-in-common with an affiliate of the general partners. In connection therewith, during the nine months ended September 30, 1995 and 1994, the Partnership earned $112,929 and $91,406, respectively, attributable to net income earned by these Properties, $38,513 and $31,735 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, is primarily attributable to the acquisition in September 1994 of the Property with an affiliate as tenants-in-common.

      During the nine months ended September 30, 1995, one of the Partnership's lessees, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common). Golden Corral Corporation is lessee under leases relating to five restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, Golden Corral Corporation will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1995 and subsequent years. Any failure of Golden Corral Corporation could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization, were $440,812 and $479,411 for the nine months ended September 30, 1995 and 1994, respectively, of which $138,665 and $131,699 were incurred for the quarters ended September 30, 1995 and 1994, respectively. The decrease in operating expenses during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is primarily attributable to the Partnership's accruing approximately $21,300 for certain expenses for the Property in Sterling Heights, Michigan, relating to the former tenant during the nine months ended September 30, 1994. The Partnership entered into a new lease with a new tenant for this Property in March 1994, under which the new tenant is responsible for the payment of such expenses; therefore, no such expenses were incurred for this Property during the quarter and nine months ended September 30, 1995. The decrease was also partially attributable to a decrease in depreciation and amortization expense of approximately $17,200 as the result of the sale of the Properties in Graham, Texas, and Medina, Ohio, during 1994.

      The increase in operating expenses during the quarter ended September 30, 1995, as compared to the quarter ended September 30, 1994, is primarily attributable to the Partnership's reversing approximately $16,000 in real estate tax expense during the quarter ended September 30, 1994, as a result of the fact that the Partnership received a judgment in bankruptcy relating to the Property in Sterling Heights, Michigan, as described above in "Liquidity and Capital Resources." In addition, operating expenses increased as a result of an increase in (i) accounting and administrative expenses and (ii) insurance expenses as a result of the general partners' obtaining contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      During the quarters and nine months ended September 30, 1995 and 1994, the Partnership also incurred certain expenses as a result of the fact that the Property located in Lombard, Illinois, was not leased. In addition, the Partnership incurred certain expenses relating to the Property in Littleton, Colorado, during the nine months ended September 30, 1995, as a result of the new lease with the new tenant not being effective until May 1995. Due to the fact that the Partnership entered into new leases with new tenants for these two Properties, the Partnership does not anticipate incurring significant expenses relating to these Properties in future periods.

      As a result of the sale of the Property in Graham, Texas, the Partnership recognized a gain for financial reporting purposes of $70,554 for the nine months ended September 30, 1994. No such transaction occurred during the nine months ended September 30, 1995.



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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.



                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 13th day of November, 1995.

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