Form 10-K405
period 1995-12-31
CNL INCOME FUND II LTD
filed 1996-04-01
CIK 806510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended         December 31, 1995
                                    --------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                   to
                                      -----------------    ----------------


                        Commission file number 0-16824

                           CNL INCOME FUND II, LTD.
            (Exact name of registrant as specified in its charter)

                Florida                              59-2733859
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                       400 East South Street, Suite 500
                            Orlando, Florida  32801
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class:          Name of exchange on which registered:
                  None                             Not Applicable

          Securities registered pursuant to section 12(g) of the Act:

             Units of limited partnership interest ($500 per Unit)
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes      X      No
                                                    -----------    -----------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $500 per Unit.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None




                                    PART I

ITEM 1.  BUSINESS

      CNL Income Fund II, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on November 13, 1986. The general partners of the Partnership are Robert A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on January 2, 1987, the Partnership offered for sale up to $25,000,000 in limited partnership interests (the "Units") (50,000 Units at $500 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The offering terminated on August 21, 1987, as of which date the maximum offering proceeds of $25,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

      The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,300,178, and were used to acquire, either directly or indirectly through joint venture arrangements, 39 Properties. During the year ended December 31, 1993, the Partnership sold its Property in Salisbury, North Carolina, and reinvested the majority of the net sales proceeds in a Jack in the Box Property in Lubbock, Texas. The remaining net sales proceeds were used to distribute to limited partners amounts sufficient to pay state and federal income taxes, as described in the Partnership's prospectus, to pay Partnership expenses and to meet other working capital needs of the Partnership. During the year ended December 31, 1994, the Partnership sold two of its Properties in Graham, Texas, and Medina, Ohio, and reinvested the net sales proceeds in two Checkers Properties, consisting of only land, located in Fayetteville and Atlanta, Georgia, and a Kenny Rogers Roasters Property in Arvada, Colorado, which is owned as tenants-in-common with an affiliate of the General Partners. The lessee of the two Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. As a result of the above transactions, the Partnership currently owns 40 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

      The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of the remaining Properties commencing seven to 15 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

      Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from five to 20 years (the average being 18 years), and expire between 1998 and 2014. Generally, the leases are on a triple-net basis, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $14,200 to $150,000. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

      Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent joint venture interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above multiplied by the percentage interest in the Property with respect to which the option is being exercised. A limited number of leases provide for a purchase option price which is computed pursuant to a formula based on various measures of value contained in an independent appraisal of the Property.

      The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to a particular lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

      The term of the lease relating to the Property in Lombard, Illinois, expired in February 1993, and the tenant did not renew the lease. In November 1995, the Partnership entered into a new lease for the Property in Lombard, Illinois, with a new tenant to operate the Property as a Great Clips hair salon and rental payments are expected to commence in December 1996. The Partnership and the tenant each have committed to fund $25,000 toward renovation costs of this Property. The new lease is for a term of ten years, with one five-year renewal option; however, the tenant has a one-time option to terminate the lease after five years, subject to a termination fee of approximately $31,000. The lease provides for initial minimum annual rental payments (payable monthly) of approximately $8,100, with increases in base rent throughout the term of the lease. No percentage rent is payable under the terms of the new lease.

      In addition, in September 1993, the restaurant located on the Property in Littleton, Colorado, ceased operations. The tenant continued to pay base rent as required under the terms of the lease until the initial term of the lease expired in February 1994; however, the tenant did not renew the lease. In January 1995, the Partnership entered into a new lease for this Property with an independent restaurant operator and rent commenced in May 1995. The new lease is for a term of five years, with one five-year renewal option. The lease provides for minimum annual rental payments (payable monthly) of $14,170; however, no percentage rent is required under the new agreement.

      In October 1995, the Partnership entered into a new lease with a new operator for the Property in Gainesville, Texas, following a default by the former tenant under the terms of its lease. The new lease is for eleven years and will automatically be renewed for an additional nine years in the event that the franchisor and the tenant renew their franchise agreement during the initial term of the lease. The lease provides for minimum annual rental payments (payable monthly) of $57,600, which is lower than the rental payments due under the former lease, and provides for base rent increases every five years. Percentage rent is payable starting in the third lease year under the terms of the new lease.

Major Tenants

      During 1995, one lessee of the Partnership, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1995, Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation will continue to contribute more than ten percent of the Partnership's total rental income in 1996 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Denny's, KFC and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income in 1995 (including the Partnership's share of the rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. As of December 31, 1995, no single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

      The Partnership has entered into three separate joint venture arrangements, Kirkman Road Joint Venture, Holland Joint Venture and Show Low Joint Venture, to purchase and hold three Properties through such joint ventures. Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

      Each joint venture has an initial term of approximately 20 years (generally the same term as the initial term of the lease for the Property in which the joint venture invested), and after the expiration of the initial term, continues in existence from year to year unless terminated at the option of any joint venture partner or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner or partners to dissolve the joint venture.

      The Partnership has management control of Kirkman Road Joint Venture and shares management control equally with affiliates of the General Partners for Holland Joint Venture and Show Low Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner or partners, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

      Net cash flow from operations of Kirkman Road Joint Venture, Holland Joint Venture and Show Low Joint Venture is distributed 50 percent, 49 percent and 64 percent, respectively, to the Partnership and the balance is distributed to each other joint venture partner in accordance with its percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

      In addition to the above joint venture agreements, in September 1994, the Partnership entered into an agreement to hold a Kenny Rogers Roasters Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 33.87% interest in this Property.

Property Management

      CNL Investment Company, an affiliate of the General Partners, acted as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners do not receive a 10% Preferred Return, no property management fee will be paid.

      Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners, and CNL Investment Company assigned its rights in, and its obligations under, the property management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and its obligations under, the property management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the property management agreement, including the payment of fees, as described above, remain unchanged.

      The property management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

      The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

      At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

Employees

      The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


ITEM 2.  PROPERTIES

      As of December 31, 1995, the Partnership owned, either directly or through joint venture arrangements, 40 Properties located in 14 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

      Land. The Partnership's Property sites range from approximately 11,500 to 78,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

      Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the two Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,300 to 6,900 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

      Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

      Leases with Major Tenant. The terms of each of the leases with the Partnership's major tenant as of December 31, 1995 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

      Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2002) and the average minimum base annual rent is approximately $79,600 (ranging from approximately $56,200 to $96,900).

      The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.


ITEM 3.  LEGAL PROCEEDINGS

      Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.




                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of February 29, 1996, there were 2,225 holders of record of the Units. There is no public trading market for the Units and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units.
The price paid for any Unit transferred pursuant to the Plan has been $475 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

      The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1995 and 1994 other than pursuant to the Plan, net of commissions (which ranged from zero to 10.6%).

                                  1995 (1)                1994 (1)
                           ---------------------   ---------------------
                            High    Low  Average    High    Low  Average
                           ------  ----- -------   ------  ----- -------
      First Quarter          $475   $415    $459     $475   $403    $434
      Second Quarter          500    432     466      483    418     467
      Third Quarter           500    460     489      500    440     473
      Fourth Quarter          475    475     475      470    468     469

(1) A total of 665 and 1,038 Units were transferred other than pursuant to the Plan for the years ended December 31, 1995 and 1994, respectively.

      The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

      For each of the years ended December 31, 1995 and 1994, the Partnership declared cash distributions of $2,376,000 to the Limited Partners. Distributions of $594,000 were declared at the close of each of the Partnership's calendar quarters during 1995 and 1994 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

      The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.


ITEM 6.  SELECTED FINANCIAL DATA

                               1995         1994         1993         1992         1991
                           -----------  -----------  -----------  -----------  -----------
Year ended December 31:
   Revenues (1)            $ 2,455,754  $ 2,323,678  $ 2,390,534  $ 2,451,675  $ 2,594,593
   Net income (2)            1,838,517    1,925,517    1,850,532    1,831,146    2,009,598
   Cash distributions
      declared (3)           2,376,000    2,376,000    2,438,500    2,438,500    2,438,500
   Net income per Unit (2)       36.40        38.14        36.65        36.26        39.79
   Cash distributions
      declared per Unit (3)      47.52        47.52        48.77        48.77        48.77

At December 31:
   Total assets            $19,110,615  $19,736,258  $20,073,496  $19,942,840  $20,520,690
   Long-term obligations            -            -            -            -            -



   (1)      Revenues include equity in earnings of joint ventures.

   (2) Net income for the years ended December 31, 1994 and 1993, includes $70,554 and $161,025, respectively, from gain on sale of land and buildings. In addition, net income for the year ended December 31, 1994, includes $29,904 from a loss on sale of land and building and lease termination income of $198,482 recognized by the Partnership in connection with consideration the Partnership received for releasing the former tenant from its obligations under the terms of the lease of one of the Properties sold.

   (3) Distributions for the years ended December 31, 1993, 1992 and 1991, include a special distribution of $62,500 to the Limited Partners which primarily represented percentage rents collected during the respective years.

      The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Partnership was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1995, the Partnership owned 40 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the years ended December 31, 1995, 1994 and 1993, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,168,367, $2,156,604 and $2,170,177 for the years ended December 31, 1995, 1994 and
1993, respectively. The increase in cash from operations during 1995, as compared to 1994, and the decrease during 1994, as compared to 1993, are primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and as a result of changes in the Partnership's working capital during each of the respective years. Cash from operations was also affected by the following transactions during the years ended December 31, 1995, 1994 and 1993.

      In April 1993, the Partnership accepted a promissory note from the tenant of two Properties in Farmington Hills, Michigan, whereby $61,987, which had been included in receivables for past due rents, was converted to a loan receivable. The loan, which is non-interest bearing, is being collected in monthly installments over 48 months, with collections deemed to have commenced January 1, 1993. Because the promissory note does not provide for interest payments, the Partnership discounted the note to its estimated present value of $50,918 using an interest rate of ten percent. Receivables include $14,689 and $26,928 from this note at December 31, 1995 and 1994, respectively.

      In July 1993, the individual General Partners loaned $21,500 to the tenant of the Property in Gainesville, Texas. The proceeds of the loan were used by the tenant to pay amounts owed to the Partnership for past due rents. In October 1995, the Partnership entered into a new lease with a new operator for the Property in Gainesville, Texas, following a default by the original tenant under the terms of its lease. The Partnership is continuing to pursue collection of past due amounts from the original tenant; therefore, repayment of the loan to the individual General Partners by the original tenant is subordinated to the payment of any and all amounts due to the Partnership by the original tenant.

      During 1994, the Partnership received a judgment in bankruptcy relating to the former tenant of the Property in Sterling Heights, Michigan, for approximately $16,000 as payment in full of all amounts owed to the Partnership. Payment was due in 60 monthly installments of $317, including interest at the rate of seven percent per annum, commencing on November 1, 1994. The Partnership received no payments relating to this judgment and in March 1995, negotiated with, and received from, the former tenant a lump-sum settlement of $12,413.

      Other sources and uses of capital included the following during the years ended December 31, 1995, 1994 and 1993.

      In July 1993, the Partnership sold its Property in Salisbury, North Carolina, for $800,000 and received net sales proceeds of $746,800, resulting in a gain for financial reporting purposes of $161,025, and reinvested $637,900 of the net sales proceeds in a Jack in the Box Property in Lubbock, Texas. The remaining net sales proceeds were used to distribute amounts to Limited Partners sufficient to pay state and federal income taxes related to the sale of the Property, to pay Partnership expenses and to meet other working capital needs of the Partnership.

      In addition, in July 1994, the Partnership sold its Property in Graham, Texas, for $275,000 and received net sales proceeds of $261,628, resulting in a gain for financial reporting purposes of $70,554. In addition, in November 1994, the Partnership sold its Property in Medina, Ohio, for $670,000 and received net sales proceeds of $626,582, resulting in a loss for financial reporting purposes of $29,904. In connection with the sale of the Property located in Medina, Ohio, the Partnership also received $198,482 from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the lease. Accordingly, the net sales proceeds and lease termination fee totalled $825,064 as compared to an original cost of $743,000. The sale of the Property in Graham, Texas, qualified as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code and the sale of the Property in Medina, Ohio, resulted in a loss for tax reporting purposes. As a result, no gain was recognized for federal income tax purposes. Therefore, the Partnership was not required to distribute any of the net sales proceeds from the sale of these Properties to Limited Partners for the purpose of paying federal and state income taxes.

      In September 1994, the Partnership reinvested $260,732 of the net sales proceeds and the lease termination fee received in connection with the sales of the two Properties described above in a Kenny Rogers Roasters Property in Arvada, Colorado, as tenants-in-common with an affiliate of the General Partners. In December 1994, $655,035 was reinvested in two Checkers Properties in Fayetteville and Atlanta, Georgia. The tenant of these two Properties owns the buildings located on the Properties and the Partnership owns the land parcels. The remaining proceeds were used to pay past due real estate taxes relating to the former tenant of the Property in Sterling Heights, Michigan, to pay Partnership expenses and to meet other working capital needs of the Partnership.

      The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the year ended December 31, 1994, the Partnership received $161,000 in capital contributions from the corporate General Partner in connection with the operations of the Partnership. No such contributions were received during the years ended December 31, 1995 and 1993.

      In November 1995, the Partnership received $25,000 from the tenant of the Property in Lombard, Illinois, to be used for renovations to the Property. Renovations are expected to be completed in April 1996. As of December 31, 1995, renovations had not commenced.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1995, the Partnership had $360,062 invested in such short-term investments as compared to $584,565 at December 31, 1994. The funds remaining at December 31, 1995, will be used for the payment of distributions and other liabilities.

      None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest is or may be encumbered. Subject to certain restrictions on borrowings from the General Partners, however, the Partnership may borrow, in the discretion of the General Partners, for the purpose of maintaining the operations of the Partnership. The Partnership will not encumber any of the Properties in connection with any borrowings or advances. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership also will not borrow under circumstances which would make the Limited Partners liable to creditors of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

      In January 1996, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $26,300 in connection with the operations of the Partnership. The loan, which is uncollateralized and bears interest at a rate of prime plus 0.25% per annum is due on demand. As of February 29, 1996, the Partnership had repaid $26,100 of the principal and in connection therewith, paid interest of $200 to the corporate General Partner.

      During the year ended December 31, 1994, an affiliate of the General Partners incurred $1,223 in acquisition expenses on behalf of the Partnership. In addition, during 1995, 1994 and 1993, affiliates of the General Partners incurred on behalf of the Partnership $95,036, $209,446 and $170,468, respectively, for certain operating expenses. As of December 31, 1995, the Partnership owed $9,254, to affiliates for such amounts and accounting and administrative services. Amounts payable to other parties, including distributions payable, decreased to $610,553 at December 31, 1995, from $625,731 at December 31, 1994. Liabilities at December 31, 1995, to the extent they exceed cash and cash equivalents at December 31, 1995, will be paid from future cash from operations, from collections of amounts received in accordance with the agreement relating to past due rents described above, from the loan received from the corporate General Partner in January 1996 described above and, in the event the General Partners elect to make additional contributions or loans to the Partnership, from future General Partner contributions or loans.

      Based primarily on current and anticipated future cash from operations, and to a lesser extent additional capital contributions received from the General Partners and uninvested net sales proceeds from the sale of Properties added to working capital, the Partnership declared distributions to the Limited Partners of $2,376,000, $2,376,000 and $2,438,500, for the years ended December 31, 1995, 1994 and 1993, respectively. This represents distributions of $47.52, $47.52 and $48.77 per Unit for the years ended December 31, 1995, 1994 and 1993, respectively. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

      The General Partners believe that the Properties are adequately covered by insurance. In addition, during 1995, the General Partners obtained contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      Due to low operating expenses and ongoing cash flow, the General Partners do not believe that working capital reserves are necessary at this time. In addition, because the leases for the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

Results of Operations

      During 1993, the Partnership owned and leased 37 wholly owned
Properties (including one Property in Salisbury, North Carolina, which was sold in July 1993), during 1994, the Partnership owned and leased 38 wholly owned Properties (including two Properties in Graham, Texas, and Medina, Ohio, which were sold in July and November 1994, respectively) and during 1995, the Partnership owned and leased 36 wholly owned Properties. In addition, during 1995, 1994 and 1993, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property, and during 1995 and 1994, the Partnership owned and leased one Property with an affiliate as tenants-in-common. As of December 31, 1995, the Partnership owned, either directly, as tenants-in-common with an affiliate or through joint venture arrangements, 40 Properties, which are, in general, subject to long-term triple-net leases.
The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $14,200 to $150,000. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

      During the years ended December 31, 1995, 1994 and 1993, the
Partnership earned $2,207,971, $2,109,462 and $2,140,148, respectively, in base rental income from the Partnership's wholly owned Properties described above. Rental income in 1995 and 1994, each as compared to the prior year, decreased approximately $89,100 and $60,100, respectively, as a result of the fact that the Partnership sold one Property in Salisbury, North Carolina, in July 1993, and two Properties in Graham, Texas, and Medina, Ohio, in July and November 1994, respectively. As described above in "Liquidity and Capital Resources," the Partnership reinvested the majority of the sales proceeds in one Property in Lubbock, Texas, in July 1993, two Properties in Fayetteville and Atlanta, Georgia, in July and November 1994, respectively, and one Property as tenants-in-common with an affiliate in September 1994. As a result of the fact that the Partnership reinvested sales proceeds in the three wholly owned Properties and entered into long-term, triple-net leases for each of the Properties, rental income during 1995 and 1994, each as compared to the prior year, increased approximately $76,400 and $45,900, respectively.

      Rental income was also affected in 1995 and 1994 due to the fact that in March 1994, the Partnership re-leased the Property in Sterling Heights, Michigan, as to which the original tenant had defaulted in 1993, and entered into a new five-year (with renewal options for an additional 15 years), triple-net lease for which rent commenced in October 1994. As a result of this transaction, rental income in 1995 and 1994, increased approximately $68,000 and $16,000, respectively.

      In addition, in May 1993, the Partnership re-leased the Property in Oxford, Alabama, as to which the original tenant had defaulted in 1992, and entered into a new five-year (with renewal options for an additional 15 years), triple-net lease. As a result, rental income in 1994, as compared to 1993, increased approximately $13,700.

      In January 1995, the Partnership also re-leased the Property in Littleton, Colorado, as to which the original lease expired in February 1994. As a result of the former tenant not renewing the lease, rental income in 1994, as compared to 1993, decreased $11,900. As a result of the new lease, as to which rent commenced in May 1995, the Partnership recorded approximately $9,400 in base rental income in 1995, as compared to approximately $2,400 under the old lease in 1994. For a description of the terms of the new lease, see Item 1. Business - Leases above.

      As a result of delinquencies in the payment of rental amounts and financial difficulties that the former tenant was experiencing, during 1994, the Partnership established an allowance for doubtful accounts of approximately $45,500 relating to the Property in Gainesville, Texas. During 1995, the Partnership reduced rental income by approximately $14,400 in anticipation of amending the lease agreement with the former tenant to provide for lower base rental payments. However, as the result of locating a new tenant, the Partnership terminated its lease with the original tenant and entered into a new long-term, triple-net lease with a new operator in October 1995. In connection with the new lease, the Partnership recognized approximately $11,500 in rental income during 1995. As of February 29, 1996, the General Partners were negotiating an agreement with the former tenant for the collection of past due amounts. The Partnership will recognize such amounts as income in future periods if collected.

      As a result of the fact that in November 1995 the Partnership entered into an agreement to re-lease its Property in Lombard, Illinois, as to which the original lease expired in February 1993 and the tenant did not elect to exercise its renewal options, rental income is expected to increase following the anticipated rent commencement date in December 1996.

      During the years ended December 31, 1995, 1994 and 1993, the Partnership also earned $70,159, $65,624 and $102,930, respectively, in contingent rental income. Contingent rental income for the year ended December 31, 1995, as compared to the year ended December 31, 1994, increased primarily as a result of an increase in gross sales of certain restaurant Properties that are subject to leases requiring the payment of contingent rental income. This increase was partially offset by a decrease of approximately $8,000 from the sale of the Property in Graham, Texas, in July 1994.

      Contingent rental income decreased approximately $27,400 during 1994, as compared to 1993, as a result of the expiration of the lease relating to the Property in Littleton, Colorado, as described above. Contingent rental income also decreased for the year ended December 31, 1994, as compared to the year ended December 31, 1993, as a result of the Partnership's adjusting estimated contingent rental amounts for 1993 to actual amounts during the year ended December 31, 1994, and decreased gross sales of certain restaurant Properties that are subject to leases requiring the payment of contingent rental income.

      For the years ended December 31, 1995, 1994 and 1993, the Partnership also earned $153,677, $132,810 and $124,098, respectively, attributable to net income earned by three joint ventures in which the Partnership is a co-venturer and the one Property owned as tenants-in-common with an affiliate. The increase in net income earned by joint ventures in 1995 and 1994, as compared to prior years, is primarily attributable to the fact that the Partnership reinvested a portion of the proceeds from the sale of Properties, as described above, in a Property with an affiliate of the General Partners as tenants-in-common in September 1994.

      During the year ended December 31, 1995, one of the Partnership's lessees, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1995, Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, Golden Corral Corporation will continue to contribute more than ten percent of the Partnership's total rental income during 1996 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Denny's, KFC and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income in 1995 (including the Partnership's share of the rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $617,237, $637,293 and $701,027 for the years ended December 31, 1995,
1994 and 1993, respectively. The decrease in operating expenses in 1994, as compared to 1993, is primarily attributable to the Partnership's accruing approximately $5,400 during the year ended December 31, 1994, in real estate taxes for the Property in Sterling Heights, Michigan, relating to the former tenant, as compared to $67,000 in 1993, which included amounts relating to prior years real estate taxes. In addition to real estate taxes, the Partnership also incurred other operating expenses, such as insurance and maintenance on this Property during 1993 and 1994 until the Property was re-leased in March 1994. In accordance with the new lease, the new tenant is responsible for the payment of such expenses; therefore, no such expenses were incurred for this Property during the period April 1994 through December 1994, and the year ended December 31, 1995.

      During the years ended December 31, 1995 and 1994, the Partnership also incurred certain expenses, such as insurance, maintenance and real estate taxes, as a result of the fact that the leases for the Properties located in Lombard, Illinois, and Littleton, Colorado, had expired and had not been renewed by the original tenant. Due to the fact that the Partnership has entered into new leases with tenants for these two Properties, as described above, the Partnership does not anticipate incurring significant expenses relating to these Properties in future periods.

      Operating expenses for the years ended December 31, 1994 and 1993, include amounts accrued by the Partnership for real estate taxes relating to the Property in Gainesville, Texas. The operating expenses relating to this Property were the responsibility of the former tenant. The Partnership intends to continue pursuing the collection of these amounts from the former tenant and will recognize such amounts as income if collected. In October 1995, the Partnership entered into a new lease with a new operator for this Property, as described above. The new operator agreed to pay all of the 1995 real estate taxes; therefore, no such expenses were incurred for this Property during the year ended December 31, 1995. The decrease in operating expenses for the year ended December 31, 1995, was partially offset by an increase in amortization expense as a result of the Partnership's expensing the balance of unamortized lease costs totalling approximately $35,600 relating to the original lease for the Property in Gainesville, Texas, following the termination of such lease.

      The decrease in operating expenses for the year ended December 31, 1995, was also partially offset by an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties and (ii) insurance expenses as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership as discussed above in "Liquidity and Capital Resources." Operating expenses for the year ended December 31, 1994, decreased as a result of a decrease in administrative expenses associated with both the processing services provided for investors and a decrease in mailings to investors during 1994, as compared to 1993.

      Depreciation expense during 1995 and 1994, as compared to prior years, decreased approximately $20,000 and $4,700, respectively, as a result of the sale of Properties during 1994 and 1993, as described above, net of the affect of acquiring new Properties during such periods.

      As a result of the sale of the Property in Salisbury, North Carolina, the Partnership recognized a gain of $161,025 for the year ended December 31, 1993. In addition, as a result of the sale of the Properties in Graham, Texas, and Medina, Ohio, the Partnership recognized a gain of $70,554 and a loss of $29,904, respectively, for the year ended December 31, 1994. In connection with the sale of the Property in Medina, Ohio, the Partnership also received $198,482 from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the lease. No such transactions occurred during the year ended December 31, 1995.

      In March 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership will adopt this standard in 1996. The General Partners believe that adoption of this standard currently would not have had a material effect on the Partnership's financial position or results of operations.

      The Partnership's leases as of December 31, 1995, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the operating margins of the restaurants and on potential capital appreciation of the Properties.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------


                                                                    Page
                                                                    ----

Report of Independent Accountants                                    14

Financial Statements:

  Balance Sheets                                                     15

  Statements of Income                                               16

  Statements of Partners' Capital                                    17

  Statements of Cash Flows                                           18

  Notes to Financial Statements                                      20






                       Report of Independent Accountants
                       ---------------------------------



To the Partners
CNL Income Fund II, Ltd.


We have audited the financial statements and the financial statement schedules of CNL Income Fund II, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund II, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                       /s/Coopers & Lybrand L.L.P.


Orlando, Florida
January 17, 1996




                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                         December 31,
              ASSETS                                 1995            1994
                                                  -----------     -----------

Land and buildings on operating
  leases, less accumulated
  depreciation                                    $17,180,932     $17,597,718
Investment in joint ventures                        1,348,108       1,376,218
Cash and cash equivalents                             360,062         584,565
Restricted cash                                        25,000              -
Receivables, less allowance for
  doubtful accounts of $100,811
  and $98,362                                          90,382          89,307
Prepaid expenses                                        3,249           1,038
Lease costs, less accumulated
  amortization of $3,554 and
  $14,375                                              17,009          35,625
Accrued rental income                                  84,123          50,037
Other assets                                            1,750           1,750
                                                  -----------     -----------

                                                  $19,110,615     $19,736,258
                                                  ===========     ===========

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                  $    10,826     $    18,219
Accrued and escrowed real estate
  taxes payable                                         5,727          13,512
Distributions payable                                 594,000         594,000
Due to related parties                                  9,254          76,104
Rents paid in advance and deposits                     44,000          50,132
                                                  -----------     -----------
    Total liabilities                                 663,807         751,967

Commitment (Note 11)

Partners' capital                                  18,446,808      18,984,291
                                                  -----------     -----------

                                                  $19,110,615     $19,736,258
                                                  ===========     ===========



                See accompanying notes to financial statements.





                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------


                                               Year Ended December 31,
                                           1995          1994         1993
                                        ----------    ----------   ----------

Revenues:
  Rental income from operating
    leases                              $2,207,971    $2,109,462   $2,140,148
  Contingent rental income                  70,159        65,624      102,930
  Interest and other income                 23,947        15,782       23,358
                                        ----------    ----------   ----------
                                         2,302,077     2,190,868    2,266,436
                                        ----------    ----------   ----------

Expenses:
  General operating and admini-
    strative                               121,317       137,370      138,527
  Professional services                     25,161        23,333       32,466
  Bad debt expense                           4,745        11,347           -
  Real estate taxes                          3,588        18,833       80,208
  State and other taxes                      5,633         4,685        4,761
  Depreciation and amortization            456,793       441,725      445,065
                                        ----------    ----------   ----------
                                           617,237       637,293      701,027
                                        ----------    ----------   ----------

Income Before Equity in Earnings
  of Joint Ventures, Gain and Loss
  on Sale of Land and Buildings
  and Lease Termination Income           1,684,840     1,553,575    1,565,409

Equity in Earnings of Joint
  Ventures                                 153,677       132,810      124,098

Gain on Sale of Land and Buildings              -         70,554      161,025

Loss on Sale of Land and Building               -        (29,904)          -

Lease Termination Income                        -        198,482           -
                                        ----------    ----------   ----------

Net Income                              $1,838,517    $1,925,517   $1,850,532
                                        ==========    ==========   ==========

Allocation of Net Income:
  General partners                      $   18,385    $   18,623   $   17,922
  Limited partners                       1,820,132     1,906,894    1,832,610
                                        ----------    ----------   ----------

                                        $1,838,517    $1,925,517   $1,850,532
                                        ==========    ==========   ==========

Net Income Per Limited Partner
  Unit                                  $    36.40    $    38.14   $    36.65
                                        ==========    ==========   ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                               50,000        50,000       50,000
                                        ==========    ==========   ==========



                See accompanying notes to financial statements.





                                          CNL INCOME FUND II, LTD.
                                       (A Florida Limited Partnership)

                                       STATEMENTS OF PARTNERS' CAPITAL
                                       -------------------------------

                                Years Ended December 31, 1995, 1994 and 1993


                               General Partners                          Limited Partners
                               ------------------   ------------------------------------------------------
                                          Accumu-                                  Accumu-
                               Contri-    lated       Contri-       Distri-        lated      Syndication
                               butions   Earnings     butions       butions       Earnings       Costs         Total
                               --------  --------   -----------  ------------   -----------   -----------   -----------
Balance, December 31, 1992     $  1,000  $106,775   $25,000,000  $(13,126,877)  $10,570,666   $(2,689,822)  $19,861,742

  Distributions to limited
    partners ($48.77 per
    limited partner unit)            -         -             -     (2,438,500)           -             -     (2,438,500)
  Net income                         -     17,922            -             -      1,832,610            -      1,850,532
                               --------  --------   -----------  ------------   -----------   -----------   -----------

Balance, December 31, 1993        1,000   124,697    25,000,000   (15,565,377)   12,403,276    (2,689,822)   19,273,774

  Contributions from
    general partner             161,000        -             -             -             -             -        161,000
  Distributions to limited
    partners ($47.52 per
    limited partner unit)            -         -             -     (2,376,000)           -             -     (2,376,000)
  Net income                         -     18,623            -             -      1,906,894            -      1,925,517
                               --------  --------   -----------  ------------   -----------   -----------   -----------

Balance, December 31, 1994      162,000   143,320    25,000,000   (17,941,377)   14,310,170    (2,689,822)   18,984,291

  Distributions to limited
    partners ($47.52 per
    limited partner unit)            -         -             -     (2,376,000)           -             -     (2,376,000)
  Net income                         -     18,385            -             -      1,820,132            -      1,838,517
                               --------  --------   -----------  ------------   -----------   -----------   -----------

Balance, December 31, 1995     $162,000  $161,705   $25,000,000  $(20,317,377)  $16,130,302   $(2,689,822)  $18,446,808
                               ========  ========   ===========  ============   ===========   ===========   ===========


                               See accompanying notes to financial statements.




                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                              Year Ended December 31,
                                          1995          1994         1993
                                       -----------   -----------  -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants     $ 2,198,821   $ 2,181,181  $ 2,232,096
        Distributions from joint
          ventures                         181,908       155,231      139,555
        Cash paid for expenses            (229,879)     (193,292)    (216,130)
        Interest received                   17,517        13,484       14,656
                                       -----------   -----------  -----------
            Net cash provided by
              operating activities       2,168,367     2,156,604    2,170,177
                                       -----------   -----------  -----------

    Cash Flows from Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                            (4,323)     (651,540)    (637,900)
        Proceeds from sale of land
          and buildings                         -        888,210      746,800
        Proceeds received from
          tenant in connection with
          termination of lease                  -        198,482           -
        Deposit received from
          tenant to be used for
          renovation                        25,000            -            -
        Investment in joint venture           (121)     (260,732)          -
        Increase in restricted cash        (25,000)           -            -
        Payment of lease costs             (12,426)           -        (1,800)
        Increase in other assets                -         (1,750)          -
                                       -----------   -----------  -----------
            Net cash provided by
              (used in) investing
              activities                   (16,870)      172,670      107,100
                                       -----------   -----------  -----------

    Cash Flows from Financing
      Activities:
        Contributions from general
          partner                               -        161,000           -
        Distributions to limited
          partners                      (2,376,000)   (2,438,500)  (1,782,000)
                                       -----------   -----------  -----------
            Net cash used in
              financing activities      (2,376,000)   (2,277,500)  (1,782,000)
                                       -----------   -----------  -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                    (224,503)       51,774      495,277

Cash and Cash Equivalents at
  Beginning of Year                        584,565       532,791       37,514
                                       -----------   -----------  -----------

Cash and Cash Equivalents at End
  of Year                              $   360,062   $   584,565  $   532,791
                                       ===========   ===========  ===========

Reconciliation of Net Income
  to Net Cash Provided by
  Operating Activities:

    Net income                         $ 1,838,517   $ 1,925,517  $ 1,850,532
                                       -----------   -----------  -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                       417,614       437,649      442,341
        Amortization                        39,179         4,076        2,724
        Gain on sale of land and
          buildings                             -        (70,554)    (161,025)
        Loss on sale of land and
          building                              -         29,904           -
        Lease termination income                -       (198,482)          -
        Equity in earnings of joint
          ventures, net of distri-
          butions                           28,231        23,294       14,584
        Decrease (increase) in
          receivables                       (1,075)        9,882      (20,546)
        Decrease (increase) in
          prepaid expenses                  (2,211)        4,655       (5,693)
        Increase in accrued rental
          income                           (34,086)      (20,587)     (14,864)
        Increase (decrease) in
          accounts payable and
          accrued expenses                 (21,043)      (68,182)      49,527
        Increase (decrease) in
          due to related parties,
          excluding acquisition
          costs paid on behalf
          of the Partnership               (65,627)       74,008          873
        Increase (decrease) in
          rents paid in advance
          and deposits                     (31,132)        5,424       11,724
                                       -----------   -----------  -----------
            Total adjustments              329,850       231,087      319,645
                                       -----------   -----------  -----------

Net Cash Provided by Operating
  Activities                           $ 2,168,367   $ 2,156,604  $ 2,170,177
                                       ===========   ===========  ===========

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Related parties paid certain
      acquisition costs on behalf
      of the Partnership               $        -    $     1,223  $        -
                                       ===========   ===========  ===========

    Land cost incurred and unpaid
      at December 31                   $        -    $     2,272  $        -
                                       ===========   ===========  ===========

    Lease costs incurred and
      unpaid at December 31            $     8,137   $        -   $        -
                                       ===========   ===========  ===========

    Distributions declared and
      unpaid at December 31            $   594,000   $   594,000  $   656,500
                                       ===========   ===========  ===========


                See accompanying notes to financial statements.






                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1995, 1994 and 1993


1.    Significant Accounting Policies:
      -------------------------------

      Organization and Nature of Business - CNL Income Fund II, Ltd. (the
      "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains.

      The general partners of the Partnership are CNL Realty Corporation (the
      "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne.
      Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

      Land and Buildings on Operating Leases - Land and buildings on operating leases are stated at cost. Buildings are depreciated using the straight-line method over their estimated useful lives of 30 years.
      When properties are sold, the related cost and accumulated depreciation are removed from the accounts and gains or losses from sales are reflected in income in accordance with Statement of Financial Accounting
      Standards No. 66, "Accounting for Sales of Real Estate." The properties will be written down to net realizable value in the event the general partners believe that the undepreciated cost cannot be recovered through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated undiscounted future cash flows with the carrying cost of the individual properties.

      Lease Accounting and Rental Income - Land and buildings are leased to others on a triple-net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs.

      The leases are accounted for using the operating method. As such, land and buildings are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis over the lease term so as to produce a constant periodic rent. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

      When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for uncollectible accounts are decreased accordingly.

      Investment in Joint Ventures - The Partnership accounts for its 50 percent interest in Kirkman Road Joint Venture using the equity method.
      The Partnership's investments in Holland Joint Venture, Show Low Joint
      Venture and the property in Arvada, Colorado, held as tenants-in-common with an affiliate are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

      Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, money market funds and overnight repurchase agreements backed by government securities. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

      Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing;
      therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Lease Costs - Lease incentive costs and brokerage and legal fees associated with negotiating new leases are amortized over the terms of the new leases using the straight-line method. When a property is sold or a lease is terminated, the related lease cost, if any, net of accumulated amortization is removed from the accounts and charged against income.

      Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

      Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

      Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1995 presentation.
      These reclassifications had no effect on partners' capital or net income.

      New Accounting Standard - In March 1995, the Financial Accounting
      Standards Board issued Statement of Financial Accounting Standards No.
      121, "Accounting for the Impairment of Long-Lived Assets and for Long-
      Lived Assets to Be Disposed Of." The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership will adopt this standard in 1996. The general partners believe that adoption of this standard currently would not have had a material effect on the Partnership's financial position or results of operations.

2.    Leases:
      ------

      The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food restaurants. The leases are accounted for under the provisions of Statement of Financial
      Accounting Standards No. 13, "Accounting for Leases." The leases have been classified as operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at December 31:

                                                1995            1994
                                             -----------     -----------

            Land                             $ 8,052,723     $ 8,051,895
            Buildings                         12,526,524      12,526,524
                                             -----------     -----------
                                              20,579,247      20,578,419
            Less accumulated
              depreciation                    (3,398,315)     (2,980,701)
                                             -----------     -----------

                                             $17,180,932     $17,597,718
                                             ===========     ===========

      During 1993, the Partnership sold its property in Salisbury, North
      Carolina, for $800,000 and received net sales proceeds of $746,800, resulting in a gain of $161,025 for financial reporting purposes. In addition, during 1994, the Partnership sold two properties in Graham, Texas, and Medina, Ohio, for a total of $945,000 and received net sales proceeds of $888,210, resulting in a gain of $70,554 and a loss of $29,904, respectively, for financial reporting purposes. In connection with the sale of the Medina, Ohio property, the Partnership also received $198,482 from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the lease. In December 1994, the Partnership reinvested a total of $655,035 of the net sales proceeds in land of two properties in Fayetteville and Atlanta, Georgia. The tenant owns the buildings located on these land parcels and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms.

      Some of the leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases.
      For the years ended December 31, 1995, 1994 and 1993, the Partnership recognized $34,086, $20,587 and $14,864, respectively, of such income.

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1995:

            1996                                             $ 2,088,327
            1997                                               2,104,079
            1998                                               2,094,924
            1999                                               2,068,862
            2000                                               1,996,365
            Thereafter                                        12,424,033
                                                             -----------

                                                             $22,776,590
                                                             ===========

4.    Investment in Joint Ventures:
      ----------------------------

      The Partnership has a 50 percent interest, a 49 percent interest and a 64 percent interest in the profits and losses of Kirkman Road Joint
      Venture, Holland Joint Venture and Show Low Joint Venture, respectively.
      The remaining interests in the Holland Joint Venture and the Show Low
      Joint Venture are held by affiliates of the Partnership which have the same general partners.

      On September 22, 1994, the Partnership acquired a property in Arvada,
      Colorado, with an affiliate of the Partnership that has the same general partners, as tenants-in-common. The total cost of the property, excluding acquisition fees and miscellaneous acquisition expenses, was $769,724, of which the Partnership contributed $260,732, or 33.87%. The
      Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate.
      Amounts relating to its investment are included in investment in joint ventures.

      Kirkman Road Joint Venture, Holland Joint Venture, Show Low Joint
      Venture and the Partnership and an affiliate as tenants-in-common, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with an affiliate at December 31:

                                                   1995          1994
                                                ----------    ----------

            Land and buildings on
              operating leases, less
              accumulated depreciation          $2,737,137    $2,809,523
            Cash                                    21,173        22,434
            Receivables                              4,788         8,918
            Prepaid expenses                         1,284            -
            Accrued rental income                   81,363        43,221
            Other assets                            47,125        50,375
            Liabilities                             36,594        29,076
            Partners' capital                    2,856,276     2,905,395
            Revenues                               400,444       321,949
            Net income                             317,895       254,916

      The Partnership recognized income totalling $153,677, $132,810 and $124,098 for the years ended December 31, 1995, 1994 and 1993, respectively, from these joint ventures and the property held as tenants-in-common with an affiliate.

5.    Restricted Cash:
      ---------------

      As of December 31, 1995, $25,000, which had been received from the tenant of the property in Lombard, Illinois, was being held in an interest-bearing account pending payment of renovation costs relating to the property. (See Note 11.)

6.    Receivables:
      -----------

      In April 1993, the Partnership accepted a promissory note from the tenant of two properties in Farmington Hills, Michigan, whereby $61,987, which had been included in receivables for past due rents, was converted to a loan receivable. The loan, which is non-interest bearing, is being collected in 48 monthly installments, with the collections deemed to have commenced January 1, 1993. Because the promissory note does not provide for interest payments, the Partnership discounted the note to its estimated present value of $50,918 using an interest rate of ten percent. Receivables include $14,689 and $26,928 from this note at December 31, 1995 and 1994, respectively.

      During the year ended December 31, 1994, the Partnership received a judgment in bankruptcy relating to the former tenant of the property in Sterling Heights, Michigan, for an amount equal to $15,949 as payment in full of all past due amounts owed the Partnership. Payment was due in 60 monthly installments of $317, including interest at a rate of seven percent per annum, commencing November 1, 1994. Receivables at December
      31, 1994, included $15,949 as a result of this judgment.  The
      Partnership received no payments relating to this judgment and in March
      1995, negotiated with the former tenant a lump-sum settlement of $12,413. The difference of $3,536 was charged to bad debt expense.

7.    Allocations and Distributions:
      -----------------------------

      All net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordi-nated to receipt by the limited partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

      Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred
      Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable.
      Any loss from the sale of a property is, in general, allocated first on a pro rata basis to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

      During the years ended December 31, 1995, 1994 and 1993, the Partnership declared distributions to the limited partners of $2,376,000, $2,376,000 and $2,438,500, respectively. No distributions have been made to the general partners to date.

8.    Income Taxes:
      ------------

      The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                       1995         1994         1993
                                    ----------   ----------   ----------

            Net income for
              financial reporting
              purposes              $1,838,517   $1,925,517   $1,850,532

            Depreciation for
              financial reporting
              purposes in excess
              of depreciation for
              tax reporting
              purposes                  20,840       22,604       21,358

            Gain and loss on sale
              of land and build-
              ings for financial
              reporting purposes
              in excess of gain
              or loss for tax
              reporting purposes            -       (77,747)     (52,124)

            Equity in earnings of
              joint ventures for
              tax reporting
              purposes less than
              equity in earnings
              of joint ventures
              for financial
              reporting purposes        (7,297)      (7,151)     (11,766)

            Allowance for
              doubtful accounts          2,449       27,232           -

            Accrued rental income      (34,086)     (20,587)     (14,864)

            Rents paid in advance      (34,132)       5,424        9,819
                                    ----------   ----------   ----------

            Net income for
              federal income tax
              purposes              $1,786,291   $1,875,292   $1,802,955
                                    ==========   ==========   ==========

9.    Related Party Transactions:
      --------------------------

      One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL
      Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment
      Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective
      January 1, 1996, with CNL Fund Advisors, Inc.  During the years ended
      December 31, 1995, 1994 and 1993, CNL Investment Company, CNL Income
      Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

      During the years ended December 31, 1995, 1994 and 1993, certain
      Affiliates acted as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates a management fee of one-half of one percent of the Partnership assets under management
      (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures and the property held as tenants-in-common with an affiliate or competitive fees for comparable services. In addition, these fees are payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return.
      Due to the subordinated nature of these fees, no property management fees have been incurred since inception.

      Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale.
      In addition, the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred
      Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

      During the years ended December 31, 1995, 1994 and 1993, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $81,023, $54,157 and $44,620 for the years ended December 31, 1995, 1994 and 1993, respectively, for such services.

      The due to related parties consisted of the following at December 31:

                                                       1995       1994
                                                      -------    -------

            Due to Affiliates:
              Expenditures incurred on
                behalf of the Partnership             $ 3,039    $65,440
              Accounting and administrative
                services                                6,215      9,441
                                                      -------    -------
                                                        9,254     74,881
                                                      -------    -------

            Due to other affiliate:
              Expenditures incurred on
                behalf of the Partnership                  -       1,223
                                                      -------    -------

                                                      $ 9,254    $76,104
                                                      =======    =======

10.   Concentration of Credit Risk:
      ----------------------------

      The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnerships' total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with an affiliate) for at least one of the years ended December 31:

                                          1995        1994        1993
                                        --------    --------    --------

            Golden Corral
              Corporation               $410,226    $488,691    $553,330
            Restaurant Management
              Services, Inc.             243,358     240,158     239,175

      In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with an affiliate) for at least one of the years ended
      December 31:

                                          1995        1994        1993
                                        --------    --------    --------

            Wendy's Old Fashioned
              Hamburger
              Restaurants               $412,949    $362,550    $396,364
            Golden Corral
              Family Steakhouse
              Restaurants                410,226     488,691     553,330
            Denny's                      372,639     380,040     371,258
            KFC                          352,939     350,022     350,005
            Popeyes Famous Fried
              Chicken Restaurants        243,358     240,158     239,175

      Although the Partnership's properties are geographically diverse and the Partnership's lessees operate a variety of restaurant concepts, failure of any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

11.   Commitment:
      ----------

      In November 1995, the Partnership entered into a new lease for the Property in Lombard, Illinois. In connection therewith, the Partnership has agreed to fund $25,000 in renovation costs. In addition, the Partnership is holding $25,000, which had been received from the tenant of the property, in an interest-bearing account pending payment of the renovation costs. Renovations are expected to be completed by April
      1996.

12.   Subsequent Event:
      ----------------

      In January 1996, the Partnership entered into a promissory note with the Corporate General Partner for a loan in the amount of $26,300 in connection with the operations of the Partnership. The loan is uncollateralized, bears interest at a rate of prime plus 0.25% per annum and is due on demand.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

      None.




                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation.  The General
Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Investment Company, CNL Fund Advisors, Inc., and CNL Group, Inc. and its affiliates, all of which are affiliates of the General Partners. In addition, during 1995, the Partnership had available to it the services, personnel and experience of CNL Income Fund Advisors, Inc., prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996.

      James M. Seneff, Jr., age 49, is a principal stockholder of CNL Group,
Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors and Chief Executive Officer since its formation in 1973.
CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment
Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund
Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc.  Mr.
Seneff has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chairman of the Board and Chief Executive Officer of CNL Investment Company and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as Chairman of the Board and Chief Executive Officer of CNL Realty
Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. Mr. Seneff previously served on the Florida
State Commission on Ethics and is a former member and past Chairman of the Florida Investment Advisory Council, which recommends to the Florida Board of
Administration investments for various Florida employee retirement funds.  The
Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in approximately 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these 100 real estate ventures are approximately 57 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund
III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund
VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income
Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income
Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL
Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd.
and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr.
Seneff received his degree in Business Administration from Florida State
University in 1968.

      Robert A. Bourne, age 48, is President and Treasurer of CNL Group, Inc.,
President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and as Vice Chairman of the Board of Directors, Secretary and Treasurer since February 1996, of Commercial Net
Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, and as Secretary and Treasurer since February 1996, of CNL Realty Advisors, Inc. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers &
Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P. A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in
1979, has participated as a general partner or joint venturer in approximately 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these 100 real estate ventures are approximately 57 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

      CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General
Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty
Corporation currently serves as the corporate general partner of CNL Income
Fund Partnerships.

      CNL Investment Company, which through December 31, 1994, provided certain management services in connection with the Partnership and its Properties, is a corporation organized in 1990 under the laws of the State of Florida. Its principal office is located at 400 East South Street, Suite 500,
Orlando, Florida 32801. CNL Investment Company is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Income Fund Advisors, Inc., for the period January 1, 1995 through
September 30, 1995, provided certain management services in connection with the Partnership and its Properties following the assignment by CNL Investment
Company of its rights and obligations under the property management agreement.
CNL Income Fund Advisors, Inc. was a corporation organized in 1994 under the laws of the State of Florida, and its principal office was located at 400 East
South Street, Suite 500, Orlando, Florida 32801.  CNL Income Fund Advisors,
Inc. was a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services. CNL Income Fund Advisors, Inc. merged with CNL
Fund Advisors, Inc. effective January 1, 1996.

      CNL Fund Advisors, Inc., effective October 1, 1995 began providing certain management services in connection with the Partnership and its Properties following the assignment by CNL Income Fund Advisors, Inc. of its rights and obligations under the property management agreement. CNL Fund
Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Group, Inc., which is the parent company of CNL Investment Company and CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and six corporations organized as strategic business units. James M. Seneff, Jr., an individual
General Partner of the Partnership, is the Chairman of the Board, Chief
Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

      The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

      John T. Walker, age 37, joined CNL Group, Inc. in September 1994, as
Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund
Advisors, Inc. and CNL American Properties Fund, Inc.  From May 1992 to May
1994, he was Executive Vice President for Finance and Administration and Chief
Financial Officer of Z Music, Inc., a television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January
1990 through April 1992, Mr. Walker was Chief Financial Officer of the First
Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price
Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a Certified Public Accountant.

      Lynn E. Rose, age 47, a certified public accountant, has served as Chief
Financial Officer and Secretary of CNL Group, Inc. since December 1993, and served as Controller and Secretary of CNL Group, Inc. from 1987 until December
1993. She has served as Chief Operating Officer of CNL Corporate Services,
Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary and Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and
Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996,
Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to
December 1995, and Secretary and Treasurer of CNL Fund Advisors, Inc. since its inception in 1994. Ms. Rose also has served as Chief Financial Officer, Secretary and Treasurer of CNL American Properties Fund, Inc. since its inception in 1994. In addition, Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 200 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a
B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a Certified Public Accountant in 1979.

      Jeanne A. Wall, age 37, has served as Chief Operating Officer of
CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since
January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership
Administrator.  In 1985, Ms. Wall became Vice President of CNL Securities
Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp.
In this capacity, Ms. Wall serves as national marketing director and oversees the national marketing plan for the CNL investment programs. In addition, Ms.
Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty
Advisors, Inc. since its inception in 1991, as Vice President of Commercial
Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income
Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive
Vice President of CNL Fund Advisors, Inc. since its inception in 1994, and as Executive Vice President of CNL American Properties, Inc. since its inception in 1994. Ms. Wall holds a B.A. in Business Administration from Linfield
College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program
Association and on the Direct Participation Program committee for the National
Association of Securities Dealers (NASD).


ITEM 11.  EXECUTIVE COMPENSATION

      Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of February 29, 1996, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

      The following table sets forth, as of February 29, 1996, the beneficial ownership interests of the General Partners in the Registrant.

           Title of Class           Name of Partner         Percent of Class
           --------------           ---------------         ----------------

    General Partnership Interests   James M. Seneff, Jr.           45%
                                    Robert A. Bourne               45%
                                    CNL Realty Corporation         10%
                                                                  ----
                                                                  100%
                                                                  ====

      Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended
December 31, 1995, exclusive of any distributions to which the General
Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                        Amount Incurred
Type of Compensation            Method of                 For the Year
   and Recipient               Computation           Ended December 31, 1995
- --------------------           -----------           -----------------------

Reimbursement to          Operating expenses are      Operating expenses
affiliates for            reimbursed at the lower     incurred on behalf of
operating expenses.       of cost or 90 percent       the Partnership: $95,036
                          of the prevailing rate
                          at which comparable         Accounting and
                          services could have         administrative services:
                          been obtained in the        $81,023
                          same geographic area.
                          If the General Partners
                          or their affiliates
                          loan funds to the
                          Partnership, the
                          General Partners or
                          their affiliates will
                          be reimbursed for the
                          interest and fees
                          charged to them by the
                          unaffiliated lenders
                          for such loans.
                          Affiliates of the
                          General Partners from
                          time to time incur
                          certain operating
                          expenses on behalf of
                          the Partnership for
                          which the Partnership
                          reimburses the
                          affiliates without
                          interest.



Annual, subordinated      One-half of one percent        $ - 0 -
property management       per year of Partnership
fee to affiliates         assets under management
                          (valued at cost),
                          subordinated to certain
                          minimum returns to the
                          Limited Partners.  The
                          property management fee
                          will not exceed the
                          lesser of one percent
                          of gross operating
                          revenues or competitive
                          fees for comparable
                          services.

Deferred, subordinated    A deferred,                    $ - 0 -
real estate               subordinated real
disposition fee           estate disposition fee,
payable to affiliates     payable upon sale of
                          one or more Properties,
                          in an amount equal to
                          the lesser of (i) one-
                          half of a competitive
                          real estate commission,
                          or (ii) three percent
                          of the sales price of
                          such Property or
                          Properties.  Payment of
                          such fee shall be made
                          only if affiliates of
                          the General Partners
                          provides a substantial
                          amount of services in
                          connection with the
                          sale of a Property or
                          Properties and shall be
                          subordinated to certain
                          minimum returns to the
                          Limited Partners.

General Partners'         A deferred,                    $ - 0 -
deferred, sub-            subordinated share
ordinated share of        equal to one percent of
Partnership net cash      Partnership
flow                      distributions of net
                          cash flow, subordinated
                          to certain minimum
                          returns to the Limited
                          Partners.

General Partners'         A deferred,                    $ - 0 -
deferred, sub-            subordinated share
ordinated share of        equal to five percent
Partnership net sales     of the Partnership
proceeds from a sale      distributions of such
or sales                  net sales proceeds,
                          subordinated to certain
                          minimum returns to the
                          Limited Partners.




                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

      1.   Financial Statements

            Report of Independent Accountants

            Balance Sheets at December 31, 1995 and 1994

            Statements of Income for the years ended December 31, 1995, 1994 and 1993

            Statements of Partners' Capital for the years ended December 31, 1995, 1994 and 1993

            Statements of Cash Flows for the years ended December 31, 1995,
            1994 and 1993

            Notes to Financial Statements

      2.   Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993

            Schedule III - Real Estate and Accumulated Depreciation at
                           December 31, 1995

            Notes to Schedule III - Real Estate and Accumulated Depreciation
                                    at December 31, 1995

            All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

      3.   Exhibits

      3.1   Certificate of Limited Partnership of CNL Income Fund II, Ltd.
            (Included as Exhibit 3.1 to Amendment No. 1 to Registration
            Statement No. 33-10351 on Form S-11 and incorporated herein by reference.)

      3.2   Amended and Restated Agreement and Certificate of Limited
            Partnership of CNL Income Fund II, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on April 2, 1993, and incorporated herein by reference.)

      4.1   Certificate of Limited Partnership of CNL Income Fund II, Ltd.
            (Included as Exhibit 4.1 to Amendment No. 1 to Registration
            Statement No. 33-10351 on Form S-11 and incorporated herein by reference.)

      4.2   Amended and Restated Agreement and Certificate of Limited
            Partnership of CNL Income Fund II, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on April 2, 1993, and incorporated herein by reference.)

      10.1  Property Management Agreement (Included as Exhibit 10.1 to Form
            10-K filed with the Securities and Exchange Commission on April 2,
            1993, and incorporated herein by reference.)

      10.2  Assignment of Property Management Agreement from CNL Investment
            Company to CNL Income Fund Advisors, Inc. (Included as Exhibit
            10.2 to Form 10-K filed with the Securities and Exchange
            Commission on March 30, 1995, and incorporated herein by reference.)

      10.3  Assignment of Property Management Agreement from CNL Income Fund
            Advisors, Inc. to CNL Fund Advisors, Inc. (Filed herewith.)

      10.4  Promissory Note, dated January 16, 1996, among the Registrant and
            CNL Realty Corporation relating to a $26,300 loan. (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1995 through December 31, 1995.



                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 1996.

                                    CNL INCOME FUND II, LTD.

                                    By:   CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ----------------------------
                                          ROBERT A. BOURNE, President


                                    By:   ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ----------------------------
                                          ROBERT A. BOURNE


                                    By:   JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          ----------------------------
                                          JAMES M. SENEFF, JR.



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                    Title                      Date
      ---------                    -----                      ----

/s/ Robert A. Bourne       President, Treasurer and        March 22, 1996
- ------------------------   Director (Principal
Robert A. Bourne           Financial  and
                           Accounting  Officer)

/s/ James M. Seneff, Jr.   Chief Executive Officer         March 22, 1996
- ------------------------   and Director (Principal
James M. Seneff, Jr.       Executive  Officer)





                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                 Years Ended December 31, 1995, 1994 and 1993


                                         Additions              Deductions
                                  ----------------------   --------------------
                      Balance at  Charged to  Charged to   Deemed               Balance
                       Beginning   Costs and    Other     Uncollec-              at End
Year  Description       of Year    Expenses    Accounts     tible    Collected  of Year
- ----  ----------      ----------  ----------  ----------  ---------  ---------  --------

1993  Allowance for
        doubtful
        accounts (a)    $71,130     $    -    $    -       $    -     $    -    $ 71,130


1994  Allowance for
        doubtful
        accounts (a)    $71,130     $11,347   $77,093(b)   $61,208    $    -    $ 98,362


1995  Allowance for
        doubtful
        accounts (a)    $98,362     $    -    $44,840(b)   $12,391    $30,000   $100,811


      (a)  Deducted from receivables on the balance sheet.

      (b)  Reduction of rental and other income.







                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1995


                               (A)      (B)         (C)        (D)    (E)

                                                               Costs Capitalized
                                                                  Subsequent
                                          Initial Cost          To Acquisition
                                     ----------------------  -------------------
                                                 Buildings
                              Encum-                and       Improve- Carrying
                             brances    Land    Improvements   ments    Costs
                             ------- ---------- ------------ --------- ---------

Properties the Partnership
  has Invested in:

    Burger King Restaurant:
      San Antonio, TX             -  $  373,095  $   384,458 $       -  $    -

    Checkers Drive-In
      Restaurants:
        Fayetteville, GA          -     338,735           -          -       -
        Atlanta, GA               -     317,128           -          -       -

    Denny's Restaurants:
      Casper, WY                  -     184,285      415,181         -       -
      Rock Springs, WY            -     217,448      488,991         -       -
      Plant City, FL              -     329,127           -     521,791      -

    Golden Corral Family
      Steakhouse Restaurants:
        Tomball, TX               -     311,019      529,759     22,330      -
        Pineville, LA (e)         -     187,961      503,435         -       -
        Hueytown, AL              -     258,084      513,853         -       -
        Nederland, TX             -     327,473      520,701         -       -
        Columbia, MO              -     384,911      163,164         -       -

    Jack in the Box
      Restaurant:
        Lubbock, TX               -     229,198      408,702         -       -

    KFC Restaurants:
      Eagan, MN                   -     202,428      425,233     30,733      -
      Jacksonville, FL            -     198,735      266,200         -       -
      Jacksonville, FL            -     140,877      295,205         -       -
      Avon Park, FL               -     101,382      270,926         -       -
      Eagan, MN                   -     202,084      370,247     31,976      -
      Bay City, TX                -     162,783           -     305,154      -

    Lonestar Steakhouse
      & Saloon Restaurant:
        Sterling Heights,
          MI (f)                  -     430,281           -     648,736      -

    Pizza Hut Restaurants:
      Clayton, NM                 -      54,093      200,141         -       -
      Santa Rosa, NM              -      75,963      168,204         -       -
      Childress, TX               -      71,512      145,191         -       -
      Mathis, TX                  -      74,750      138,231         -       -
      Coleman, TX                 -      70,208      141,004         -       -

    Ponderosa Steakhouse
      Restaurant:
        Scottsburg, IN            -     208,781           -     518,884      -

    Popeyes Famous Fried
      Chicken Restaurants:
        Altamonte Springs, FL     -     197,959      255,965         -       -
        Ocala, FL                 -     184,512      274,991         -       -
        Sanford, FL               -     237,243      359,865         -       -
        Apopka, FL                -     155,041           -     417,209      -

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Farmington Hills, MI      -     259,138      444,680         -       -
        Farmington Hills, MI      -     336,621      582,095         -       -
        Gainesville, TX           -     166,302      449,914         -       -
        Vail, CO                  -     782,609           -     550,346      -

    Other:
      Oxford, AL (g)              -     152,567      355,990         -       -
      Littleton, CO (h)           -      42,873      310,832         -       -
      Lombard, IL (i)             -      85,517       96,207         -       -
                                     ----------  ----------- ---------- -------

                                     $8,052,723  $ 9,479,365 $3,047,159 $    -
                                     ==========  =========== ========== =======

Property of Joint Venture
  in Which the Partnership
  has a 50% Interest:
    Pizza Hut Restaurant:
      Orlando, FL                 -  $  330,568  $   220,588 $       -  $    -
                                     ==========  =========== ========== =======


Property of Joint Venture
  in Which the Partnership
  has a 49% Interest:
    Denny's Restaurant:
      Holland, MI                 -  $  295,987  $        -  $  780,451 $    -
                                     ==========  =========== ========== =======


Property of Joint Venture
  in Which the Partnership
  has a 64% Interest:
    Denny's Restaurant:
      Show Low, AZ                -  $   96,501  $   189,000 $  436,392 $    -
                                     ==========  =========== ========== =======

Property in Which the
  Partnership has a 33.87%
  Interest as Tenants-in-
  Common:
    Kenny Rogers Roasters
      Restaurant:
        Arvada, CO                -  $  260,439  $   545,126 $       -  $    -
                                     ==========  =========== ========== =======




                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1995


                                (F)        (G)            (H)    (I)

                                Gross Amount at Which Carried
                                    at Close of Period (c)
                            --------------------------------------
                                         Buildings
                                            and                     Accumulated
                               Land     Improvements     Total     Depreciation
                            ----------  ------------  -----------  ------------
Properties the Partnership
  has Invested in:

    Burger King Restaurant:
      San Antonio, TX       $  373,095  $   384,458   $   757,553   $  108,930

    Checkers Drive-In
      Restaurants:
        Fayetteville, GA       338,735           -        338,735          (d)
        Atlanta, GA            317,128           -        317,128          (d)

    Denny's Restaurants:
      Casper, WY               184,285      415,181       599,466      115,328
      Rock Springs, WY         217,448      488,991       706,439      135,831
      Plant City, FL           329,127      521,791       850,918      132,622

    Golden Corral Family
      Steakhouse Restaurants:
        Tomball, TX            311,019      552,089       863,108      158,153
        Pineville, LA (e)      187,961      503,435       691,396      144,038
        Hueytown, AL           258,084      513,853       771,937      147,019
        Nederland, TX          327,473      520,701       848,174      146,085
        Columbia, MO           384,911      163,164       548,075       44,417

    Jack in the Box
      Restaurant:
        Lubbock, TX            229,198      408,702       637,900       33,144

    KFC Restaurants:
      Eagan, MN                202,428      455,966       658,394      129,190
      Jacksonville, FL         198,735      266,200       464,935       73,944
      Jacksonville, FL         140,877      295,205       436,082       82,002
      Avon Park, FL            101,382      270,926       372,308       75,257
      Eagan, MN                202,084      402,223       604,307      110,611
      Bay City, TX             162,783      305,154       467,937       82,222

    Lonestar Steakhouse
      & Saloon Restaurant:
        Sterling Heights,
          MI (f)               430,281      648,736     1,079,017      169,392

    Pizza Hut Restaurants:
      Clayton, NM               54,093      200,141       254,234       56,151
      Santa Rosa, NM            75,963      168,204       244,167       47,191
      Childress, TX             71,512      145,191       216,703       40,734
      Mathis, TX                74,750      138,231       212,981       37,246
      Coleman, TX               70,208      141,004       211,212       37,993

    Ponderosa Steakhouse
      Restaurant:
        Scottsburg, IN         208,781      518,884       727,665      135,486

    Popeyes Famous Fried
      Chicken Restaurants:
        Altamonte Springs, FL  197,959      255,965       453,924       76,078
        Ocala, FL              184,512      274,991       459,503       81,734
        Sanford, FL            237,243      359,865       597,108      102,961
        Apopka, FL             155,041      417,209       572,250      110,676

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Farmington Hills, MI   259,138      444,680       703,818      128,463
        Farmington Hills, MI   336,621      582,095       918,716      168,161
        Gainesville, TX        166,302      449,914       616,216      127,476
        Vail, CO               782,609      550,346     1,332,955      154,403

    Other:
      Oxford, AL(g)            152,567      355,990       508,557       93,441
      Littleton, CO (h)         42,873      310,832       353,705       85,479
      Lombard, IL (i)           85,517       96,207       181,724       26,457
                            ----------  -----------   -----------   ----------

                            $8,052,723  $12,526,524   $20,579,247   $3,398,315
                            ==========  ===========   ===========   ==========

Property of Joint Venture
  in Which the Partnership
  has a 50% Interest:
    Pizza Hut Restaurant:
      Orlando, FL           $  330,568  $   220,588   $   551,156   $   60,356
                            ==========  ===========   ===========   ==========


Property of Joint Venture in
  Which the Partnership has
  a 49% Interest:
    Denny's Restaurant:
      Holland, MI           $  295,987  $   780,451   $ 1,076,438   $  186,441
                            ==========  ===========   ===========   ==========


Property of Joint Venture in
  Which the Partnership has
  a 64% Interest:
    Denny's Restaurant:
      Show Low, AZ          $   96,501  $   625,392   $   721,893   $  147,919
                            ==========  ===========   ===========   ==========


Property in Which the
  Partnership has a 33.87%
  Interest as Tenants-in-
  Common:
    Kenny Rogers Roasters
      Restaurant:
      Arvada, CO            $  260,439  $   545,126   $   805,565   $   23,199
                            ==========  ===========   ===========   ==========



                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1995


                                        (J)           (K)             (L)

                                                                      Life
                                                                    on Which
                                                                  Depreciation
                                                                   in Latest
                                        Date                         Income
                                      of Con-         Date        Statement is
                                     struction      Acquired        Computed
                                     ---------      --------      ------------

Properties the Partnership
  has Invested in:

    Burger King Restaurant:
      San Antonio, TX                     1987         07/87           (b)

    Checkers Drive-In Restaurants:
      Fayetteville, GA                      -          12/94           (d)
      Atlanta, GA                           -          12/94           (d)

    Denny's Restaurants:
      Casper, WY                          1983         09/87           (b)
      Rock Springs, WY                    1983         09/87           (b)
      Plant City, FL                      1988         11/87           (b)

    Golden Corral Family
      Steakhouse Restaurants:
        Tomball, TX                       1987         05/87           (b)
        Pineville, LA (e)                 1987         06/87           (b)
        Hueytown, AL                      1987         06/87           (b)
        Nederland, TX                     1987         08/87           (b)
        Columbia, MO                      1987         11/87           (b)

    Jack in the Box Restaurant:
      Lubbock, TX                         1993         07/93           (b)

    KFC Restaurants:
      Eagan, MN                           1987         07/87           (b)
      Jacksonville, FL                    1983         09/87           (b)
      Jacksonville, FL                    1981         09/87           (b)
      Avon Park, FL                       1983         09/87           (b)
      Eagan, MN                           1987         10/87           (b)
      Bay City, TX                        1987         12/87           (b)

    Lonestar Steakhouse
      & Saloon Restaurant:
        Sterling Heights,
          MI (f)                          1988         08/87           (b)

    Pizza Hut Restaurants:
      Clayton, NM                         1986         08/87           (b)
      Santa Rosa, NM                      1986         08/87           (b)
      Childress, TX                       1974         08/87           (b)
      Mathis, TX                          1976         12/87           (b)
      Coleman, TX                         1977         12/87           (b)

    Ponderosa Steakhouse
      Restaurant:
        Scottsburg, IN                    1988         10/87           (b)

    Popeyes Famous Fried
      Chicken Restaurants:
        Altamonte Springs, FL             1987         02/87           (b)
        Ocala, FL                         1987         02/87           (b)
        Sanford, FL                       1987         06/87           (b)
        Apopka, FL                        1988         09/87           (b)

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Farmington Hills, MI              1978         05/87           (b)
        Farmington Hills, MI              1986         05/87           (b)
        Gainesville, TX                   1986         07/87           (b)
        Vail, CO                          1987         08/87           (b)

    Other:
      Oxford, AL(g)                       1987         02/88           (b)
      Littleton, CO (h)                   1973         10/87           (b)
      Lombard, IL (i)                     1973         10/87           (b)


Property of Joint Venture in
  Which the Partnership has
  a 50% Interest:
    Pizza Hut Restaurant:
      Orlando, FL                         1987         10/87           (b)


Property of Joint Venture in
  Which the Partnership has
  a 49% Interest:
    Denny's Restaurant:
      Holland, MI                         1988         10/87           (b)


Property of Joint Venture in
  Which the Partnership has
  a 64% Interest:
    Denny's Restaurant:
      Show Low, AZ                        1987         07/87           (b)


Property in Which the Partnership
  has a 33.87% Interest as
  Tenants-in-Common:
    Kenny Rogers Roasters Restaurant:
      Arvada, CO                          1994         09/94           (b)





                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1995



(a) Transactions in real estate and accumulated depreciation during 1995, 1994 and 1993, are summarized as follows:

                                                            Accumulated
                                                  Cost      Depreciation
                                               -----------  ------------

             Properties the Partnership
               has Invested in:

                 Balance, December 31, 1992    $20,986,250   $ 2,368,142
                 Acquisitions                      637,900            -
                 Dispositions                     (688,480)     (102,705)
                 Depreciation expense                   -        442,341
                                               -----------   -----------

                 Balance, December 31, 1993     20,935,670     2,707,778
                 Acquisitions                      655,035            -
                 Dispositions                   (1,012,286)     (164,726)
                 Depreciation expense                   -        437,649
                                               -----------   -----------

                 Balance, December 31, 1994     20,578,419     2,980,701
                 Additional costs
                   capitalized                         828            -
                 Depreciation expense                   -        417,614
                                               -----------   -----------

                 Balance, December 31, 1995    $20,579,247   $ 3,398,315
                                               ===========   ===========


             Property of Joint Venture in
               Which the Partnership has a
               50% Interest:

                 Balance, December 31, 1992    $   551,156   $    38,297
                 Depreciation expense                   -          7,353
                                               -----------   -----------

                 Balance, December 31, 1993        551,156        45,650
                 Depreciation expense                   -          7,353
                                               -----------   -----------

                 Balance, December 31, 1994        551,156        53,003
                 Depreciation expense                   -          7,353
                                               -----------   -----------

                 Balance, December 31, 1995    $   551,156   $    60,356
                                               ===========   ===========


             Property of Joint Venture in
               Which the Partnership has a
               49% Interest:

                 Balance, December 31, 1992    $ 1,076,438   $   108,396
                 Depreciation expense                   -         26,015
                                               -----------   -----------

                 Balance, December 31, 1993      1,076,438       134,411
                 Depreciation expense                   -         26,015
                                               -----------   -----------

                 Balance, December 31, 1994      1,076,438       160,426
                 Depreciation expense                   -         26,015
                                               -----------   -----------

                 Balance, December 31, 1995    $ 1,076,438   $   186,441
                                               ===========   ===========


             Property of Joint Venture in
               Which the Partnership has a
               64% Interest:

                 Balance, December 31, 1992    $   721,893   $    85,380
                 Depreciation expense                   -         20,846
                                               -----------   -----------

                 Balance, December 31, 1993        721,893       106,226
                 Depreciation expense                   -         20,846
                                               -----------   -----------

                 Balance, December 31, 1994        721,893       127,072
                 Depreciation expense                   -         20,847
                                               -----------   -----------

                 Balance, December 31, 1995    $   721,893   $   147,919
                                               ===========   ===========


             Property in Which the Partner-
               ship has a 33.87% Interest
               as tenants-in-common:

                 Balance, December 31, 1993    $        -    $        -
                 Acquisitions                      805,565            -
                 Depreciation expense                   -          5,028
                                               -----------   -----------

                 Balance, December 31, 1994        805,565         5,028
                 Depreciation expense                   -         18,171
                                               -----------   -----------

                 Balance, December 31, 1995    $   805,565   $    23,199
                                               ===========   ===========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1995, the aggregate cost of the Properties owned by the Partnership and the joint ventures (including the Property held as tenants-in-common) for federal income tax purposes was $20,532,843 and $3,086,866, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The building portion of this property is owned by the tenant; therefore, depreciation is not applicable.

(e) The tenant of this property, Golden Corral Corporation, has subleased this property to a local, independent restaurant. Golden Corral Corporation continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this property to the Partnership.

(f) The restaurant in Sterling Heights, Michigan, was converted from a Ponderosa Steakhouse Restaurant to a Lonestar Steakhouse & Saloon Restaurant in 1994.

(g) The restaurant in Oxford, Alabama, was converted from a KFC Restaurant to a regional, independent restaurant in 1993.

(h) The restaurant in Littleton, Colorado, was converted from a Taco Bell restaurant to a local, independent restaurant in 1995.

(i) In November 1995, the Partnership committed to convert the restaurant in Lombard, Illinois, from a Taco Bell to a Great Clips hair salon. The renovation is expected to be completed in April 1996. As of December 31, 1995, the renovations had not commenced.





                                   EXHIBITS






                                 EXHIBIT INDEX


Exhibit Number
- --------------

     3.1 Certificate of Limited Partnership of CNL Income Fund II, Ltd. (Included as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 33-10351 on Form S-11 and incorporated herein by reference.)

     3.2 Amended and Restated Agreement and Certificate of Limited Partnership of CNL Income Fund II, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on April 2, 1993, and incorporated herein by reference.)

     4.1 Certificate of Limited Partnership of CNL Income Fund II, Ltd. (Included as Exhibit 4.1 to Amendment No. 1 to Registration Statement No. 33-10351 on Form S-11 and incorporated herein by reference.)

     4.2 Amended and Restated Agreement and Certificate of Limited Partnership of CNL Income Fund II, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on April 2, 1993, and incorporated herein by reference.)

     10.1 Property Management Agreement (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 2, 1993, and incorporated herein by reference.)

     10.2 Assignment of Property Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit
            10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

     10.3 Assignment of Property Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Filed herewith.)

     10.4 Promissory Note, dated January 16, 1996, among the Registrant and CNL Realty Corporation relating to a $26,300 loan. (Filed herewith.)