Form 10-Q
period 1996-03-31
CNL INCOME FUND II LTD
filed 1996-05-15
CIK 806510

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1996
                               -----------------------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------


                   Commission file number
                          0-16824
                   ----------------------


                  CNL Income Fund II, Ltd.
- -------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


          Florida                              59-2733859
- ----------------------------        -------------------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                  32801
- ----------------------------        -------------------------------
(Address of principal                         (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                        (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                     ---------     ---------




                                   CONTENTS
                                   --------


Part I                                                            Page
                                                                  ----

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                7-10


Part II

  Other Information                                               11






                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  March 31,      December 31,
              ASSETS                                1996             1995
                                                 -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,502,718
  and $3,398,315                                 $17,076,529     $17,180,932
Investment in joint ventures                       1,347,772       1,348,108
Cash and cash equivalents                            379,990         360,062
Restricted cash                                       25,000          25,000
Receivables, less allowance for
  doubtful accounts of $112,880
  and $100,811                                        26,442          90,382
Prepaid expenses                                       2,661           3,249
Lease costs, less accumulated
  amortization of $4,550 and
  $3,554                                              16,013          17,009
Accrued rental income                                 93,760          84,123
Other assets                                              -            1,750
                                                 -----------     -----------

                                                 $18,968,167     $19,110,615
                                                 ===========     ===========


  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    10,364     $    10,826
Accrued and escrowed real estate
  taxes payable                                        4,891           5,727
Distributions payable                                594,000         594,000
Due to related parties                                24,585           9,254
Rents paid in advance and deposits                    42,200          44,000
                                                 -----------     -----------
    Total liabilities                                676,040         663,807

Commitment (Note 3)

Partners' capital                                 18,292,127      18,446,808
                                                 -----------     -----------

                                                 $18,968,167     $19,110,615
                                                 ===========     ===========

           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME

                                                             Quarter Ended
                                                               March 31,
                                                           1996        1995
                                                         --------    --------

Revenues:
  Rental income from operating leases                    $556,797    $547,559
  Interest and other income                                 4,247       5,244
                                                         --------    --------
                                                          561,044     552,803
                                                         --------    --------

Expenses:
  General operating and administrative                     39,469      31,503
  Professional services                                     9,504       4,890
  Bad debt expense                                             -        3,537
  Real estate taxes                                            -        3,527
  State and other taxes                                     4,104       4,654
  Depreciation and amortization                           105,399     105,028
                                                         --------    --------
                                                          158,476     153,139
                                                         --------    --------

Income Before Equity in Earnings of
  Joint Ventures                                          402,568     399,664

Equity in Earnings of Joint Ventures                       36,751      37,081
                                                         --------    --------

Net Income                                               $439,319    $436,745
                                                         ========    ========

Allocation of Net Income:
  General partners                                       $  4,393    $  4,367
  Limited partners                                        434,926     432,378
                                                         --------    --------

                                                         $439,319    $436,745
                                                         ========    ========


Net Income Per Limited Partner Unit                      $   8.70    $   8.65
                                                         ========    ========


Weighted Average Number of Limited
  Partner Units Outstanding                                50,000      50,000
                                                         ========    ========

           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                               Quarter Ended      Year Ended
                                                 March 31,       December 31,
                                                   1996              1995
                                               -------------     ------------

General partners:
  Beginning balance                             $   323,705      $   305,320
  Net income                                          4,393           18,385
                                                -----------      -----------
                                                    328,098          323,705
                                                -----------      -----------

Limited partners:
  Beginning balance                              18,123,103       18,678,971
  Net income                                        434,926        1,820,132
  Distributions ($11.88 and
    $47.52 per limited partner
    unit, respectively)                            (594,000)      (2,376,000)
                                                -----------      -----------
                                                 17,964,029       18,123,103
                                                -----------      -----------

Total partners' capital                         $18,292,127      $18,446,808
                                                ===========      ===========

           See accompanying notes to condensed financial statements.






                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                           Quarter Ended
                                                             March 31,
                                                        1996          1995
                                                     ---------      ---------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                     $ 614,778      $ 577,300
                                                     ---------      ---------

    Cash Flows from Investing
      Activities:
        Additions to land and buildings
          on operating leases                               -          (3,101)
        Investment in joint venture                         -            (121)
        Payment of lease costs                            (850)            -
                                                     ---------      ---------
            Net cash used in investing
              activities                                  (850)        (3,222)
                                                     ---------      ---------

    Cash Flows from Financing
      Activities:
        Proceeds from loan from corporate
          general partner                               26,300             -
        Repayment of loan from corporate
          general partner                              (26,300)            -
        Distributions to limited
          partners                                    (594,000)      (594,000)
                                                     ---------      ---------
            Net cash used in
              financing activities                    (594,000)      (594,000)
                                                     ---------      ---------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                      19,928        (19,922)

Cash and Cash Equivalents at Beginning
  of Quarter                                           360,062        584,565
                                                     ---------      ---------

Cash and Cash Equivalents at End of
  Quarter                                            $ 379,990      $ 564,643
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








                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 1995.

      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.    Receivables:
      -----------

      In March 1996, the Partnership accepted a promissory note from the former tenant of the property in Gainesville, Texas, in the amount of $96,502, representing past due rental and other amounts, which had been included in receivables and reserved for in the allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $2,156, including interest at a rate of 11 percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership has established an allowance for doubtful accounts of $97,387, including accrued interest of $885; therefore, no amounts were included in receivables at March 31, 1996, relating to this note. The Partnership will recognize any amounts reserved as income if collected.

3.    Commitment:
      ----------

      In November 1995, the Partnership entered into a new lease for the Property in Lombard, Illinois. In connection therewith, the Partnership has agreed to fund $25,000 in renovation costs. In addition, the Partnership is holding $25,000, which had been received from the tenant of the property, in an interest-bearing account pending payment of the renovation costs. Renovations are expected to be completed by July 1996. As of March 31, 1996, renovations had not commenced.

4.    Subsequent Event:
      ----------------

      In April 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $19,600 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.








ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1996, the Partnership owned 40 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources
- -------------------------------

      The Partnership's primary source of capital for the quarters ended March 31, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $614,778 and $577,300 for the quarters ended March 31, 1996 and 1995, respectively. The increase in cash from operations for the quarter ended March 31, 1996, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

      In March 1996, the Partnership accepted a promissory note from the former tenant of the Property in Gainesville, Texas, in the amount of $96,502, representing past due rental and other amounts, which had been included in receivables and reserved for in the allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $2,156, including interest at a rate of 11 percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership has established an allowance for doubtful accounts of $97,387, including accrued interest of $885; therefore, no amounts were included in receivables at March 31, 1996, relating to this note. The Partnership will recognize any amounts reserved as income if collected.

      Other sources and uses of capital included the following during the quarters ended March 31, 1996 and 1995.

      In January 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $26,300 in connection with the operations of the Partnership. The loan, which was uncollateralized and bore interest at a rate of prime plus .25% per annum, was due on demand. As of March 31, 1996, the Partnership had repaid the loan in full along with approximately $200 in interest, to the corporate general partner.

      In addition, in April 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $19,600 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1996, the Partnership had $379,990 invested in such short-term investments, as compared to $360,062 at December 31, 1995. The funds remaining at March 31, 1996, will be used towards the payment of distributions and other liabilities.

      In November 1995, the Partnership received $25,000 from the tenant of the Property in Lombard, Illinois, to be used for renovations to the Property, and recorded such amount as restricted cash. Renovations are expected to be completed in July 1996. As of March 31, 1996, renovations had not commenced.

      Total liabilities of the Partnership, including distributions payable, increased to $676,040 at March 31, 1996, from $663,807 at December 31, 1995. Liabilities at March 31, 1996, to the extent they exceed cash and cash equivalents at March 31, 1996, will be paid from future cash from operations, from collections of amounts received in accordance with the promissory note described above, from the loan received from the corporate general partner in April 1996 described above, and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

      Based on current and anticipated future cash from operations, and to a lesser extent, the loan received from the corporate general partner, the Partnership declared distributions to limited partners of $594,000 for each of the quarters ended March 31, 1996 and 1995. This represents distributions for each applicable quarter of $11.88 per unit. No distributions were made to the general partners for the quarters ended March 31, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations
- ---------------------

      During the quarters ended March 31, 1996 and 1995, the Partnership owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1996 and 1995, the Partnership earned $556,797 and $547,559, respectively, in rental income from these Properties. Rental income increased approximately $6,400 during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, as a result of the Partnership's entering into a new lease for the Property in Littleton, Colorado, in January 1995, for which rent commenced in May 1995, and the Partnership's entering into a new lease for the Property in Gainesville, Texas, in October 1995.

      For the quarters ended March 31, 1996 and 1995, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and one Property as tenants-in-common with an affiliate of the general partners. In connection therewith, during the quarters ended March 31, 1996 and 1995, the Partnership earned $36,751 and $37,081, respectively, attributable to net income earned by these joint ventures.

      Operating expenses, including depreciation and amortization, were $158,476 and $153,139 for the quarters ended March 31, 1996 and 1995, respectively. The increase in operating expenses during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily a result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties and (ii) insurance expense as a result of the general partners obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. Operating expenses also increased due to the fact that during the quarter ended March 31, 1996, the Partnership incurred professional services as a result of appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership's partnership agreement. During 1995, these professional services were incurred during the quarter ended June 30, 1995.

      The increase in operating expenses during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, was partially offset by a decrease due to the Partnership's incurring approximately $3,500 in real estate tax expense associated with the Properties in Littleton, Colorado, Lombard, Illinois, and Gainesville, Texas, during the quarter ended March 31, 1995. Since the Partnership has entered into new leases for these three Properties and the tenants are responsible for the payment of real estate taxes, no such expenses were incurred during the quarter ended March 31, 1996. Operating expenses also decreased during the quarter ended March 31, 1996, due to the fact that during the quarter ended March 31, 1995, the Partnership recorded $3,537 in bad debt expense relating to the Property in Sterling Heights, Michigan. No such amounts were recorded during the quarter ended March 31, 1996.







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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.







                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 10th day of May, 1996.

                              CNL INCOME FUND II, LTD.

                              By:  CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -----------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)