Form 10-Q
period 1996-06-30
CNL INCOME FUND II LTD
filed 1996-08-13
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended         June 30, 1996
                                            -------------------------

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                  to


                             Commission file number
                                    0-16824


                            CNL Income Fund II, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                                    59-2733859
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organiza-                   Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                                  32801
- ----------------------------                              -------------------
(Address of principal                                          (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                                          (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No

                                    CONTENTS


Part I                                                             Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                       1

    Condensed Statements of Income                                 2

    Condensed Statements of Partners' Capital                      3

    Condensed Statements of Cash Flows                             4

    Notes to Condensed Financial Statements                      5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                               7-9


Part II

  Other Information                                                10

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                  June 30,         December 31,
              ASSETS                                1996               1995
                                                 -----------       --------
Land and buildings on operating
  leases, less accumulated
  depreciation of $3,607,121
  and $3,398,315                                 $16,972,126      $17,180,932
Investment in joint ventures                       1,342,354        1,348,108
Cash and cash equivalents                            334,618          360,062
Restricted cash                                       18,904           25,000
Receivables, less allowance for
  doubtful accounts of $114,613
  and $100,811                                        50,957           90,382
Prepaid expenses                                       7,512            3,249
Lease costs, less accumulated
  amortization of $5,546 and
  $3,554                                              15,017           17,009
Accrued rental income                                103,396           84,123
Other assets                                              -             1,750
                                                 -----------      -----------
                                                 $18,844,884      $19,110,615
                                                 ===========      ===========


  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     7,445      $    10,826
Accrued and escrowed real estate
  taxes payable                                        5,826            5,727
Distributions payable                                594,000          594,000
Due to related parties                                33,886            9,254
Rents paid in advance and deposits                    37,304           44,000
                                                 -----------      -----------
    Total liabilities                                678,461          663,807

Commitment (Note 3)

Partners' capital                                 18,166,423       18,446,808
                                                 -----------      -----------
                                                 $18,844,884      $19,110,615
                                                 ===========      ===========




           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                       Quarter Ended                       Six Months Ended
                                                          June 30,                             June 30,
                                                    1996            1995                1996              1995
                                                  --------        --------           ----------        -------
Revenues:
  Rental income from
    operating leases                              $556,961        $547,285           $1,112,675        $1,095,457
  Contingent rental
    income                                          13,556          12,813               14,639            12,200
  Interest and other
    income                                           6,211           6,341               10,458            11,585
                                                  --------        --------           ----------        ----------
                                                   576,728         566,439            1,137,772         1,119,242
                                                  --------        --------           ----------        ----------

Expenses:
  General operating
    and administrative                              34,613          29,966               74,082            61,469
  Professional services                              3,179          10,379               12,683            15,269
  Bad debt expense                                      -               -                    -              3,537
  Real estate taxes                                  2,680           3,456                2,680             6,983
  State and other taxes                                151             178                4,255             4,832
  Depreciation and
    amortization                                   105,399         105,029              210,798           210,057
                                                  --------        --------           ----------        ----------
                                                   146,022         149,008              304,498           302,147
                                                  --------        --------           ----------        ----------

Income Before Equity in
  Earnings of Joint
  Ventures                                         430,706         417,431              833,274           817,095

Equity in Earnings of
  Joint Ventures                                    37,590          37,335               74,341            74,416
                                                  --------        --------           ----------        ----------

Net Income                                        $468,296        $454,766           $  907,615        $  891,511
                                                  ========        ========           ==========        ==========

Allocation of Net Income:
  General partners                                $  4,683        $  4,548           $    9,076        $    8,915
  Limited partners                                 463,613         450,218              898,539           882,596
                                                  --------        --------           ----------        ----------

                                                  $468,296        $454,766           $  907,615        $  891,511
                                                  ========        ========           ==========        ==========

Net Income Per Limited
  Partner Unit                                    $   9.27        $   9.00           $    17.97        $    17.65
                                                  ========        ========           ==========        ==========


Weighted Average Number
  of Limited Partner
  Units Outstanding                                 50,000          50,000               50,000            50,000
                                                  ========        ========           ==========        ==========



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                          Six Months Ended          Year Ended
                                              June 30,             December 31,
                                                1996                   1995
                                          ----------------         ------------

General partners:
  Beginning balance                         $   323,705           $   305,320
  Net income                                      9,076                18,385
                                            -----------           -----------
                                                332,781               323,705
                                            -----------           -----------
Limited partners:
  Beginning balance                          18,123,103            18,678,971
  Net income                                    898,539             1,820,132
  Distributions ($23.76 and
    $47.52 per limited partner
    unit, respectively)                      (1,188,000)           (2,376,000)
                                            -----------           -----------
                                             17,833,642            18,123,103
                                            -----------           -----------
Total partners' capital                     $18,166,423           $18,446,808
                                            ===========           ===========



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Six Months Ended
                                                                                             June 30,
                                                                                   1996                  1995
                                                                               -----------            -------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                                               $ 1,164,486            $ 1,033,149
                                                                               -----------            -----------

    Cash Flows from Investing
      Activities:
        Additions to land and buildings
          on operating leases                                                           -                  (3,101)
        Investment in joint ventures                                                    -                    (121)
        Payment of lease costs                                                      (1,930)                    -
                                                                               -----------            ----------
            Net cash used in investing
              activities                                                            (1,930)                (3,222)
                                                                               -----------            -----------

    Cash Flows from Financing
      Activities:
        Proceeds from loans from
          corporate general partner                                                 45,900                     -
        Repayment of loans from
          corporate general partner                                                (45,900)                    -
        Distributions to limited
          partners                                                              (1,188,000)            (1,188,000)
                                                                               -----------            -----------
            Net cash used in
              financing activities                                              (1,188,000)            (1,188,000)
                                                                               -----------            -----------

Net Decrease in Cash and Cash
  Equivalents                                                                      (25,444)              (158,073)

Cash and Cash Equivalents at Beginning
  of Period                                                                        360,062                584,565
                                                                               -----------            -----------

Cash and Cash Equivalents at End of
  Period                                                                       $   334,618            $   426,492
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

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1996 and 1995


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Receivables:

         In March 1996, the Partnership accepted a promissory note from the former tenant of the property in Gainesville, Texas, in the amount of $96,502, representing past due rental and other amounts, which had been included in receivables and for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $2,156, including interest at a rate of 11 percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership has established an allowance for doubtful accounts of $97,108, including accrued interest of $2,654 and late fees of $108, and will recognize amounts as income as collected. Receivables at June 30, 1996, include $2,156 relating to this note, which was collected by the Partnership in July 1996.

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS -
         CONTINUED Quarters and Six Months Ended June 30, 1996 and 1995


3.       Commitment:

         In November 1995, the Partnership entered into a new lease for the Property in Lombard, Illinois. In connection therewith, the Partnership has agreed to fund $25,000 in renovation costs. In addition, the Partnership is holding $18,904, which had been received from the tenant of the property, (representing the original $25,000 received by the Partnership, less $6,096 paid for certain preliminary renovation costs) and recorded such amounts as restricted cash at June 30, 1996. As of June 30, 1996, renovations had not commenced; however, renovations are expected to be completed by September 1996.

4.       Subsequent Event:

         In July 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $60,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 40 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,164,486 and $1,033,149 for the six months ended June 30, 1996 and 1995, respectively. The increase in cash from operations for the six months ended June 30, 1996, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         In March 1996, the Partnership accepted a promissory note from the former tenant of the Property in Gainesville, Texas, in the amount of $96,502, representing past due rental and other amounts, which had been included in receivables and for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $2,156, including interest at a rate of 11 percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership has established an allowance for doubtful accounts of $97,108, including accrued interest of $2,654 and late fees of $108, and will recognize amounts as income as collected. Receivables at June 30, 1996, include $2,156 relating to this note, which was collected by the Partnership in July 1996.

         Other sources and uses of capital included the following during the six months ended June 30, 1996.

         In January 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $26,300 in connection with the operations of the Partnership. The loan, which was uncollateralized and bore interest at a rate of prime plus .25% per annum, was due on demand. As of June 30, 1996, the Partnership had repaid the loan in full along with approximately $200 in interest, to the corporate general partner.

         In April 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $19,600 in connection with the operations of the Partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of June 30, 1996, the Partnership had repaid the loan in full to the corporate general partner.

         In addition, in July 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $60,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1996, the Partnership had $334,618 invested in such short-term investments, as compared to $360,062 at December 31, 1995. The funds remaining at June 30, 1996, will be used towards the payment of distributions and other liabilities.

         In November 1995, the Partnership received $25,000 from the tenant of the Property in Lombard, Illinois, to be used for renovations to the Property, and recorded such amount as restricted cash. At June 30, 1996, the Partnership had $18,904 remaining in restricted cash after the payment of certain preliminary renovation costs. As of June 30, 1996, renovations had not commenced; however, renovations are expected to be completed in September 1996.

         Total liabilities of the Partnership, including distributions payable, increased to $678,461 at June 30, 1996, from $663,807 at December 31, 1995.
Liabilities at June 30, 1996, to the extent they exceed cash and cash equivalents at June 30, 1996, will be paid from future cash from operations, from collections of amounts received in accordance with the promissory note described above, from the loan received from the corporate general partner in July 1996 described above, and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

         Based on current and anticipated future cash from operations, and to a lesser extent, the loan received from the corporate general partner, the Partnership declared distributions to limited partners of $1,188,000 for each of the six months ended June 30, 1996 and 1995 ($594,000 for each of the quarters ended June 30, 1996 and 1995). This represents distributions for each applicable six months of $23.76 per unit ($11.88 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partner- ship's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

         During each of the six months ended June 30, 1996 and 1995, the Partnership owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $1,112,675 and $1,095,457, respectively, in base rental income from these Properties, $556,961 and $547,285 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

         During the six months ended June 30, 1996 and 1995, the Partnership also earned $14,639 and $12,200, respectively, in contingent rental income, $13,556 and $12,813 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

         For the six months ended June 30, 1996 and 1995, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and one Property as tenants-in-common with an affiliate of the general partners. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $74,341 and $74,416, respectively, attributable to net income earned by these joint ventures, $37,590 and $37,335 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

         Operating expenses, including depreciation and amortization, were $304,498 and $302,147 for the six months ended June 30, 1996 and 1995, respectively, of which $146,022 and $149,008 were incurred for the quarters ended June 30, 1996 and 1995, respectively.

                          PART II.  OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities.  Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 1996.

                               CNL INCOME FUND II, LTD.

                               By:  CNL REALTY CORPORATION
                                        General Partner

                                    By: /s/ James M. Seneff, Jr.
                                        JAMES M. SENEFF, JR.
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                    By: /s/ Robert A. Bourne
                                        ROBERT A. BOURNE
                                        President and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)