Form 10-K405
period 1996-12-31
CNL INCOME FUND II LTD
filed 1997-03-31
CIK 806510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes  [X]   No   [ ]

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,300,178, and were used to acquire, either directly or indirectly through joint venture arrangements, 39 Properties. During the year ended December 31, 1993, the Partnership sold its Property in Salisbury, North Carolina, and reinvested the majority of the net sales proceeds in a Jack in the Box Property in Lubbock, Texas. The remaining net sales proceeds were used to distribute to limited partners amounts sufficient to pay state and federal income taxes, as described in the Partnership's prospectus, to pay Partnership expenses and to meet other working capital needs of the Partnership. During the year ended December 31, 1994, the Partnership sold two of its Properties in Graham, Texas, and Medina, Ohio, and reinvested the net sales proceeds in two Checkers Properties, consisting of only land, located in Fayetteville and Atlanta, Georgia, and a Kenny Rogers Roasters Property in Arvada, Colorado, which is owned as tenants-in-common with an affiliate of the General Partners. The lessee of the two Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. As a result of the above transactions, the Partnership currently owns 40 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. During January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its Property to the tenant. The joint venture intends to reinvest the sales proceeds in an additional Property in 1997. Generally, the Properties are leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from five to 20 years (the average being 18 years), and expire between 1998 and 2016. Generally, the leases are on a triple-net basis, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $8,300 to $150,000. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

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

         The term of the lease relating to the Property in Lombard, Illinois, expired in February 1993, and the tenant did not renew the lease. In November 1995, the Partnership entered into a new lease for the Property in Lombard, Illinois, with a new tenant to operate the Property as a Great Clips hair salon and rental payments are expected to commence in July 1997. In connection therewith, the Partnership funded approximately $40,600 in renovation costs during the year ended December 31, 1996. The renovations were completed in November 1996. The new lease is for a term of ten years, with one five-year renewal option; however, the tenant has a one-time option to terminate the lease after five years, subject to a termination fee of approximately $31,000. The lease provides for initial minimum annual rental payments (payable monthly) of approximately $8,300, with increases in base rent throughout the term of the lease. No percentage rent is payable under the terms of the new lease.

         During 1996, the tenant of the Kenny Rogers Roasters Property held as tenants-in-common with an affiliate, defaulted under the terms of the lease. In September 1996, the Partnership and the affiliate, as tenants-in-common, entered into a new lease for this Property with a new tenant to operate the Property as an Arby's restaurant. The Partnership and the new tenant agreed that the renovation costs of this Property would be the responsibility of the tenant. The lease terms of the replacement Property are substantially the same as the original Property and the Partnership's other leases as described above.

Major Tenants

         During 1996, one lessee of the Partnership, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Denny's, KFC and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income in 1996 (including the Partnership's share of the rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. As of December 31, 1996, no single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         In January 1997, Show Low Joint Venture, in which the Partnership owns a 64% interest, sold its Property to the tenant. The joint venture intends to reinvest the sales proceeds in an additional Property in 1997.

Property Management

         CNL Investment Company, an affiliate of the General Partners, acted as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners do not receive a 10% Preferred Return, no property management fee will be paid.

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


Item 2.  Properties

         As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 40 Properties located in 14 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,500 to 77,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

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

         Leases with Major Tenant. The terms of each of the leases with the Partnership's major tenant as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1997, there were 2,219 holders of record of the Units. There is no public trading market for the Units and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan has been $475 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 13.88%).

                              1996 (1)              1995 (1)
                      ---------------------   --------------------
                       High    Low   Average   High    Low   Average
                       -----  -----  -------  ------  ----   ------
First Quarter          $475   $470    $472     $475   $415    $459
Second Quarter          500    400     473      500    432     466
Third Quarter           447    388     417      500    460     489
Fourth Quarter          475    392     436      475    475     475

(1) A total of 505 and 665 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 1996 and 1995, the Partnership declared cash distributions of $2,376,000 to the Limited Partners. Distributions of $594,000 were declared at the close of each of the Partnership's calendar quarters during 1996 and 1995 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.


Item 6.  Selected Financial Data

                                      1996           1995           1994           1993           1992
                                 -------------  -------------  -------------   -------------  -------------
Year ended December 31:
   Revenues (1)                    $ 2,455,884    $ 2,455,754   $  2,323,678   $  2,390,534   $  2,451,675
   Net income (2)1,866,961           1,838,517      1,925,517      1,850,532      1,831,146
   Cash distributions
      declared (3)                   2,376,000      2,376,000      2,376,000      2,438,500      2,438,500
   Net income per Unit (2)               36.97          36.40          38.14          36.65          36.26
   Cash distributions
      declared per Unit (3)              47.52          47.52          47.52          48.77          48.77

At December 31:
   Total assets                    $18,671,318    $19,110,615    $19,736,258    $20,073,496    $19,942,840
   Partners' Capital                17,937,769     18,446,808     18,984,291     19,273,774     19,861,742

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

   (3) Distributions for the years ended December 31, 1993 and 1992, include a special distribution of $62,500 to the Limited Partners which primarily represented percentage rents collected during the respective years.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 40 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1996, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,347,731, $2,168,367 and $2,156,604 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in cash from operations during 1996 and 1995, each as compared to the prior year, are primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and as a result of changes in the Partnership's working capital during each of the respective years. Cash from operations was also affected by the following transactions during the years ended December 31, 1996, 1995 and 1994.

         In 1993, the Partnership accepted a promissory note from the tenant of two Properties in Farmington Hills, Michigan, whereby $61,987, which had been included in receivables for past due rents, was converted to a loan receivable. The loan, which was non-interest bearing, was being collected in 48 monthly installments with collections commencing January 1993. The receivable was collected in full during 1996.

         In March 1996, the Partnership accepted a promissory note from the former tenant of the Property in Gainesville, Texas, in the amount of $96,502, representing past due rental and other amounts that had been included in receivables and for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $2,156, including interest at a rate of 11 percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership established an allowance for doubtful accounts and is recognizing income as collected. As of December 31, 1996, the balance in the allowance for doubtful accounts relating to this promissory note was $92,987, including accrued interest of $3,493 and late fees of $647.

         Other sources and uses of capital included the following during the years ended December 31, 1996, 1995 and 1994.

         In July 1994, the Partnership sold its Property in Graham, Texas, for $275,000 and received net sales proceeds of $261,628, resulting in a gain for financial reporting purposes of $70,554. In addition, in November 1994, the Partnership sold its Property in Medina, Ohio, for $670,000 and received net sales proceeds of $626,582, resulting in a loss for financial reporting purposes of $29,904. In connection with the sale of the Property located in Medina, Ohio, the Partnership also received $198,482 from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the lease. Accordingly, the net sales proceeds and lease termination fee totalled $825,064 as compared to an original cost of $743,000. The sale of the Property in Graham, Texas, was structured to qualify as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code and the sale of the Property in Medina, Ohio, resulted in a loss for tax reporting purposes. As a result, no gain was recognized for federal income tax purposes. Therefore, the Partnership was not required to distribute any of the net sales proceeds from the sale of these Properties to Limited Partners for the purpose of paying federal and state income taxes.

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

         In November 1995, the Partnership entered into a new lease for the Property in Lombard, Illinois. In connection therewith, the Partnership incurred approximately $40,600 in renovation costs during the year ended December 31, 1996, of which $29,526 were accrued and unpaid as of December 31, 1996. Additional renovation costs of $25,000 were funded by the tenant, in accordance with the terms of the lease. The renovations were completed in November 1996.

         In January 1996, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $26,300 in connection with the operations of the Partnership. The loan, which was uncollateralized and bore interest at a rate of prime plus 0.25% per annum was due on demand. The Partnership repaid the loan in full, along with approximately $200 in interest, to the corporate General Partner. In addition, in 1996, the Partnership entered into various promissory notes with the corporate General Partner for loans totalling $177,600 in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of December 31, 1996, the Partnership had repaid the loans in full to the corporate General Partner. In addition, in January 1997, the Partnership entered into another promissory note with the corporate General Partner for a loan in the amount of $147,000 in connection with the operations of the Partnership. The note is uncollateralized, non-interest bearing and due on demand. As of February 28, 1997, the Partnership had repaid the loan in full to the corporate General Partner.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the year ended December 31, 1994, the Partnership received $161,000 in capital contributions from the corporate General Partner in connection with the operations of the Partnership. No such contributions were received during the years ended December 31, 1996 and 1995.

         In January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its Property to the tenant. The joint venture intends to reinvest the sales proceeds in an additional Property during 1997. In addition, in February 1997, the Partnership terminated the lease for the Property in Plant City, Florida. The Partnership is currently negotiating the sale of this Property and intends to reinvest the sales proceeds in an additional property and structure such sale as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1996, the Partnership had $318,756 invested in such short-term investments, as compared to $360,062 at December 31, 1995. The funds remaining at December 31, 1996, will be used for the payment of distributions and other liabilities.

         During the year ended December 31, 1994, an affiliate of the General Partners incurred $1,223 in acquisition expenses on behalf of the Partnership. In addition, during 1996, 1995 and 1994, affiliates of the General Partners incurred on behalf of the Partnership $103,909, $95,036 and $209,446, respectively, for certain operating expenses. As of December 31, 1996 and 1995, the Partnership owed $45,078 and $9,254, respectively, to affiliates for such amounts and accounting and administrative services. Amounts payable to other parties, including distributions payable, increased to $642,163 at December 31, 1996, from $610,553 at December 31, 1995. Liabilities at December 31, 1996, to the extent they exceed cash and cash equivalents at December 31, 1996, will be paid from future cash from operations, from collections of amounts received in accordance with the agreement relating to past due rents described above, from the loan received from the corporate General Partner in January 1997 described above and, in the event the General Partners elect to make additional contributions or loans to the Partnership, from future General Partner contributions or loans.

         In February 1997, the Partnership entered into a sales contract with an unrelated third party to sell the Denny's Property in Plant City, Florida. The Partnership intends to reinvest the net sales proceeds in a replacement Property.

         Based primarily on current and anticipated future cash from operations, and to a lesser extent additional capital contributions and loans received from the General Partners and uninvested net sales proceeds from the sale of Properties added to working capital, the Partnership declared distributions to the Limited Partners of $2,376,000 for each of the years ended December 31, 1996, 1995 and 1994. This represents distributions of $47.52 per Unit for each of the years ended December 31, 1996, 1995 and 1994. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1996, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

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

Results of Operations

         During 1994, the Partnership owned and leased 38 wholly owned Properties (including two Properties in Graham, Texas, and Medina, Ohio, which were sold in July and November 1994, respectively) and during 1995 and 1996, the Partnership owned and leased 36 wholly owned Properties. In addition, during 1996, 1995 and 1994, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property, and in addition, the Partnership and an affiliate owned and leased one Property as tenants-in-common. As of December 31, 1996, the Partnership owned, either directly, as tenants-in-common with an affiliate, or through joint venture arrangements, 40 Properties, which are, in general, subject to long-term triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $8,300 to $150,000. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and
Item 2. Properties, respectively.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership earned $2,224,500, $2,207,971 and $2,109,462, respectively, in base rental income from the Partnership's wholly owned Properties described above. The increase in rental income during 1995, as compared to 1994, was partially attributable to the fact that in March 1994, the Partnership re-leased the Property in Sterling Heights, Michigan, as to which the original tenant had defaulted in 1993, and entered into a new five-year (with renewal options for an additional 15 years), triple-net lease for which rent commenced in October 1994. As a result of this transaction, rental income in 1995, as compared to 1994, increased approximately $68,000.

         The increase in rental income during 1995, as compared to 1994, was partially offset by a decrease in rental income of approximately $89,100, as a result of the fact that the Partnership sold two Properties in Graham, Texas, and Medina, Ohio, in July and November 1994, respectively. As described above in "Liquidity and Capital Resources," the Partnership reinvested the majority of the sales proceeds in two Properties in Fayetteville and Atlanta, Georgia, in July and November 1994, respectively, and one Property as tenants-in-common with an affiliate in September 1994. As a result of the fact that the Partnership reinvested sales proceeds in the three wholly owned

Properties and entered into long-term, triple-net leases for each of the Properties, rental income during 1995, as compared to 1994, increased approximately $76,400.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $79,313, $70,159 and $65,624, respectively, in contingent rental income. Contingent rental income for the years ended December 31, 1996 and 1995, each as compared to the prior year, increased primarily as a result of an increase in gross sales of certain restaurant Properties that are subject to leases requiring the payment of contingent rental income.

         For the years ended December 31, 1996, 1995 and 1994 , the Partnership also earned $130,996, $153,677 and $132,810, respectively, attributable to net income earned by three joint ventures in which the Partnership is a co-venturer and the one Property owned as tenants-in-common with an affiliate. The decrease in net income earned by joint ventures during 1996, as compared to 1995, is primarily a result of a default under the terms of the lease of the former tenant of the Kenny Rogers' Roasters Property in Arvada, Colorado, owned with an affiliate as tenants-in-common. The Partnership and the affiliate, as tenants-in-common, entered into a new lease for this Property with a new tenant to operate the Property as an Arby's restaurant. The increase in net income earned by joint ventures in 1995, as compared to 1994, is primarily attributable to the fact that the Partnership reinvested a portion of the proceeds from the sale of Properties, as described above, in a Property with an affiliate of the General Partners as tenants-in-common in September 1994.

         During the year ended December 31, 1996, one of the Partnership's lessees, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, Golden Corral Corporation will continue to contribute more than ten percent of the Partnership's total rental income during 1997 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Denny's, KFC and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income in 1996 (including the Partnership's share of the rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $588,923, $617,237 and $637,293 for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in operating expenses during 1996, as compared to 1995, was a result of the Partnership's expensing the balance of unamortized lease costs, totalling approximately $35,600, relating to the original lease for the Property in Gainesville, Texas, following the termination of such lease during the year ended December 31, 1995. In addition, the decrease in operating expenses during 1995, as compared to 1994, was partially a result of the Partnership accruing past due real estate taxes during 1994 relating to the Property in Gainesville, Texas, due to financial difficulties the former tenant was experiencing. In October 1995, the Partnership entered into a new lease with a new operator for this Property. The new operator agreed to pay all of the 1995 real estate taxes; therefore, no such expenses were incurred for this Property during the years ended December 31, 1996 and 1995.

         As a result of the sale of the Properties in Graham, Texas, and Medina, Ohio, the Partnership recognized a gain of $70,554 and a loss of $29,904, respectively, for the year ended December 31, 1994. In connection with the sale of the Property in Medina, Ohio, the Partnership also received $198,482 from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the lease. No such transactions occurred during the year ended December 31, 1996 and 1995.

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

         The Partnership's leases as of December 31, 1996, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                                    CONTENTS



                                                    Page

Report of Independent Accountants                    13

Financial Statements:

  Balance Sheets                                     14

  Statements of Income                               15

  Statements of Partners' Capital                    16

  Statements of Cash Flows                           17

  Notes to Financial Statements                      19

                       Report of Independent Accountants



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund II, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Orlando, Florida
January 25, 1997

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS



                                                            December 31,
              ASSETS                                1996                   1995
              ------                             -----------            -----------
Land and buildings on operating
  leases, less accumulated
  depreciation                                   $16,803,789            $17,180,932
Investment in joint ventures                       1,314,386              1,348,108
Cash and cash equivalents                            318,756                360,062
Restricted cash                                           -                  25,000
Receivables, less allowance for
  doubtful accounts of $126,036
  and $100,811                                        99,185                 90,382
Prepaid expenses                                       4,819                  3,249
Lease costs, less accumulated
  amortization of $7,537 and
  $14,375                                             13,026                 17,009
Accrued rental income                                117,357                 84,123
Other assets                                              -                   1,750
                                                 -----------            -----------

                                                 $18,671,318            $19,110,615
                                                 ===========            ===========


  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    12,188            $    10,826
Accrued construction costs payable                    29,526                     -
Accrued and escrowed real estate
  taxes payable                                        6,449                  5,727
Distributions payable                                594,000                594,000
Due to related parties                                45,078                  9,254
Rents paid in advance and deposits                    46,308                 44,000
                                                 -----------            -----------
    Total liabilities                                733,549                663,807

Partners' capital                                 17,937,769             18,446,808
                                                 -----------            -----------

                                                 $18,671,318            $19,110,615
                                                 ===========            ===========


                See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                             Year Ended December 31,
                                                                   1996                1995               1994
                                                                ----------         ----------          ----------
Revenues:
  Rental income from operating
    leases                                                      $2,224,500          $2,207,971         $2,109,462
  Contingent rental income                                          79,313              70,159             65,624
  Interest and other income                                         21,075              23,947             15,782
                                                                ----------          ----------         ----------
                                                                 2,324,888           2,302,077          2,190,868
                                                                ----------          ----------         ----------

Expenses:
  General operating and admini-
    strative                                                       131,628             121,317            137,370
  Professional services                                             26,634              25,161             23,333
  Bad debt expense                                                      -                4,745             11,347
  Real estate taxes                                                  4,647               3,588             18,833
  State and other taxes                                              4,255               5,633              4,685
  Depreciation and amortization                                    421,759             456,793            441,725
                                                                ----------          ----------         ----------
                                                                   588,923             617,237            637,293
                                                                ----------          ----------         ----------

Income Before Equity in Earnings
  of Joint Ventures, Gain on Sale
  of Land and Buildings, Loss on
  Sale of Land and Building
  and Lease Termination Income                                   1,735,965           1,684,840          1,553,575

Equity in Earnings of Joint
  Ventures                                                         130,996             153,677            132,810

Gain on Sale of Land and Buildings                                      -                   -              70,554

Loss on Sale of Land and Building                                       -                   -             (29,904)

Lease Termination Income                                                -                   -             198,482
                                                                ----------          ----------         ----------

Net Income                                                      $1,866,961          $1,838,517         $1,925,517
                                                                ==========          ==========         ==========

Allocation of Net Income:
  General partners                                              $   18,670          $   18,385         $   18,623
  Limited partners                                               1,848,291           1,820,132          1,906,894
                                                                ----------          ----------         ----------

                                                                $1,866,961          $1,838,517         $1,925,517
                                                                ==========          ==========         ==========

Net Income Per Limited Partner
  Unit                                                          $    36.97          $    36.40         $    38.14
                                                                ==========          ==========         ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                                       50,000              50,000             50,000
                                                                ==========          ==========         ==========

                See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1996, 1995 and 1994



                                      General Partners                     Limited Partners
                                    --------------------   ---------------------------------------------------
                                                Accumu-                                   Accumu-
                                     Contri-    lated       Contri-        Distri-        lated      Syndication
                                     butions   Earnings     butions        butions       Earnings       Costs         Total
                                     --------  --------   -----------   ------------   -----------   -----------   -----------
Balance, December 31, 1993           $  1,000  $124,697   $25,000,000   $(15,565,377)  $12,403,276   $(2,689,822)  $19,273,774

  Contributions from
    general partner                   161,000        -             -              -             -             -        161,000
  Distributions to limited
    partners ($47.52 per
    limited partner unit)                  -         -             -      (2,376,000)           -             -     (2,376,000)
  Net income                               -     18,623            -              -      1,906,894                   1,925,517
                                     --------  --------   -----------   ------------   -----------   -----------   -----------

Balance, December 31, 1994            162,000   143,320    25,000,000    (17,941,377)   14,310,170    (2,689,822)   18,984,291

  Distributions to limited
    partners ($47.52 per
    limited partner unit)                  -         -             -      (2,376,000)           -             -     (2,376,000)
  Net income                               -     18,385            -              -      1,820,132            -      1,838,517
                                     --------  --------   -----------   ------------   -----------   -----------   -----------

Balance, December 31, 1995            162,000   161,705    25,000,000    (20,317,377)   16,130,302    (2,689,822)   18,446,808

   Distributions to limited
     partners ($47.52 per
     limited partner unit)                 -         -             -      (2,376,000)           -             -     (2,376,000)
   Net income                              -     18,670            -              -      1,848,291            -      1,866,961
                                     --------  --------   -----------   ------------   -----------   -----------   -----------

Balance, December 31, 1996           $162,000  $180,375   $25,000,000   $(22,693,377)  $17,978,593   $(2,689,822)  $17,937,769
                                     ========  ========   ===========   ============   ===========   ===========   ===========


                See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                              Year Ended December 31,
                                                        1996            1995          1994
                                                     -----------    -----------   -----------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants                   $ 2,295,531     $ 2,198,821    $ 2,181,181
        Distributions from joint
          ventures                                       164,718         181,908        155,231
        Cash paid for expenses                          (130,042)       (229,879)      (193,292)
        Interest received                                 17,524          17,517         13,484
                                                     -----------     -----------    -----------
            Net cash provided by
              operating activities                     2,347,731       2,168,367      2,156,604
                                                     -----------     -----------    -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and buildings                                       -               -         888,210
        Proceeds received from
          tenant in connection with
          termination of lease                                -               -         198,482
        Additions to land and
          buildings on operating
          leases                                         (11,107)         (4,323)      (651,540)
        Investment in joint venture                           -             (121)      (260,732)
        Decrease (increase) in
          restricted cash                                 25,000         (25,000)            -
        Payment of lease costs                            (1,930)        (12,426)            -
        Other                                            (25,000)         25,000         (1,750)
                                                     -----------     -----------    -----------
            Net cash provided by
              (used in) investing
              activities                                 (13,037)        (16,870)       172,670
                                                     -----------     -----------    -----------

    Cash Flows from Financing
      Activities:
        Proceeds from loans from
          corporate general partner                      203,900              -              -
        Repayment of loans from
          corporate general partner                     (203,900)             -              -
        Contributions from general
          partner                                             -               -         161,000
        Distributions to limited
          partners                                    (2,376,000)     (2,376,000)    (2,438,500)
                                                     -----------     -----------    -----------
            Net cash used in
              financing activities                    (2,376,000)     (2,376,000)    (2,277,500)
                                                     -----------     -----------    -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                   (41,306)       (224,503)        51,774

Cash and Cash Equivalents at
  Beginning of Year                                      360,062         584,565        532,791
                                                     -----------     -----------    -----------

Cash and Cash Equivalents at End
  of Year                                            $   318,756     $   360,062    $   584,565
                                                     ===========     ===========    ===========


                See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Year Ended December 31,
                                                   1996            1995           1994
                                                -----------     -----------     -----------
Reconciliation of Net Income
  to Net Cash Provided by
  Operating Activities:

    Net income                                  $ 1,866,961     $ 1,838,517    $ 1,925,517
                                                -----------     -----------    -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                417,776         417,614        437,649
        Amortization                                  3,983          39,179          4,076
        Gain on sale of land and
          buildings                                      -               -         (70,554)
        Loss on sale of land and
          building                                       -               -          29,904
        Lease termination income                         -               -        (198,482)
        Equity in earnings of joint
          ventures, net of distri-
          butions                                    33,722          28,231         23,294
        Decrease (increase) in
          receivables                                (8,803)         (1,075)         9,882
        Decrease (increase) in
          prepaid expenses                           (1,570)         (2,211)         4,655
        Increase in accrued rental
          income                                    (33,234)        (34,086)       (20,587)
        Decrease in other assets                      1,750              -              -
        Increase (decrease) in
          accounts payable and
          accrued expenses                            4,014         (21,043)       (68,182)
        Increase (decrease) in
          due to related parties,
          excluding acquisition
          costs paid on behalf
          of the Partnership                         35,824         (65,627)        74,008
        Increase (decrease) in
          rents paid in advance
          and deposits                               27,308         (31,132)         5,424
                                                -----------     -----------    -----------
            Total adjustments                       480,770         329,850        231,087
                                                -----------     -----------    -----------

Net Cash Provided by Operating
  Activities                                    $ 2,347,731     $ 2,168,367    $ 2,156,604
                                                ===========     ===========    ===========

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Related parties paid certain
      acquisition costs on behalf
      of the Partnership                        $        -      $        -     $     1,223
                                                ===========     ===========    ===========

    Distributions declared and
      unpaid at December 31                     $   594,000     $   594,000    $   594,000
                                                ===========     ===========    ===========



                See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies:

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

         Real Estate and Lease Accounting - The Partner-ship records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the operating method. Under the operating method, land and building leases are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

         Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

         by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

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

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1996 presentation. These reclassifications had no effect on partners' capital or net income.

         New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of LongLived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


2.       Leases:

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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                 1996            1995
                                             -----------      -----------

                  Land                        $ 8,052,723      $ 8,052,723
                  Buildings                    12,567,157       12,526,524
                                              -----------      -----------
                                               20,619,880       20,579,247
                  Less accumulated
                    depreciation               (3,816,091)      (3,398,315)
                                              -----------      -----------

                                              $16,803,789      $17,180,932
                                              ===========      ===========

         During 1994, the Partnership sold two properties in Graham, Texas, and Medina, Ohio, for a total of $945,000 and received net sales proceeds of $888,210, resulting in a gain of $70,554 and a loss if $29,904, respectively, for financial reporting purposes. In connection with the sale of the Medina, Ohio property, the Partnership also received $198,482 from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the lease. In December 1994, the Partnership reinvested a total of $655,035 of the net sales proceeds in land of two properties in Fayetteville and Atlanta Georgia. The tenant owns the buildings located on these land parcels and has the right, if

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


3.       Land and Buildings on Operating Leases - Continued:

         not in default under the lease, to remove the buildings from the land at the end if the lease terms.

         Some of the leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994, the Partnership recognized $33,234, $34,086 and $20,587, respectively, of such income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

                  1997                                     $ 2,108,105
                  1998                                       2,103,241
                  1999                                       2,077,502
                  2000                                       2,006,300
                  2001                                       2,022,053
                  Thereafter                                10,517,019
                                                           -----------
                                                           $20,834,220
                                                          ============

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Investment in Joint Ventures:

         The Partnership has a 50 percent interest, a 49 percent interest and a 64 percent interest in the profits and losses of Kirkman Road Joint Venture, Holland Joint Venture and Show Low Joint Venture, respectively. The remaining interests in Holland Joint Venture and Show Low Joint Venture are held by affiliates of the Partnership which have the same general partners. The Partnership also has a 33.87% interest in a property in Arvada, Colorado, with an affiliate of the Partnership that has the same general partners, as tenants-in-common. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate. Amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


4.       Investment in Joint Ventures - Continued:

         Kirkman Road Joint Venture, Holland Joint Venture, Show Low Joint Venture and the Partnership and an affiliate as tenants-in-common, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with an affiliate at December 31:

                                                    1996          1995
                                                 ----------    ----------

             Land and buildings on
               operating leases, less
               accumulated depreciation          $2,664,752    $2,737,137
             Cash                                    21,905        21,173
             Receivables                              9,980         4,788
             Accrued rental income                   70,782        81,363
             Other assets                            44,263        48,409
             Liabilities                             28,558        36,594
             Partners' capital                    2,783,124     2,856,276
             Revenues                               363,338       400,444
             Net income                             250,026       317,895

         The Partnership recognized income totalling $130,996, $153,677 and $132,810 for the years ended December 31, 1996, 1995 and 1994, respectively, from these joint ventures and the property held as tenants-in-common with an affiliate.

5.       Restricted Cash:

         As of December 31, 1995, $25,000, which had been received from the tenant of the property in Lombard, Illinois, was being held in an interest-bearing account pending payment of renovation costs relating to the property. During 1996, the $25,000 was used to pay the tenants share of renovation costs.

6.       Receivables:

         In March 1996, the Partnership accepted a promissory note from the former tenant of the property in Gainesville, Texas, in the amount of $96,502, representing past due rental and other amounts, which had been included in receivables and for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $2,156, including interest at a rate of 11

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


6.       Receivables - Continued:

         percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership established an allowance for doubtful accounts and is recognizing income as collected. As of December 31, 1996, the balance in the allowance for doubtful accounts was $92,987, including accrued interest of $3,493 and late fees of $647.

7.       Allocations and Distributions:

         Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

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

         During each of the years ended December 31, 1996, 1995 and 1994, the Partnership declared distributions to the limited partners of $2,376,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                   1996                1995               1994
                                                ----------          ----------         -----------
         Net income for
           financial reporting
           purposes                             $1,866,961          $1,838,517         $1,925,517

         Depreciation for
           financial reporting
           purposes in excess
           of depreciation for
           tax reporting
           purposes                                 20,922              20,840             22,604

         Gain and loss on sale
           of land and buildings
           for financial
           reporting purposes in
           excess of gain or loss
           for tax reporting purposes                   -                   -             (77,747)

         Equity in earnings of joint
           ventures for tax reporting
           purposes less than equity
           in earnings of joint ventures
           for financial
           reporting purposes                       (1,240)             (7,297)            (7,151)

         Allowance for
           doubtful accounts                        25,225               2,449             27,232

         Accrued rental income                     (33,234)            (34,086)           (20,587)

         Rents paid in advance                      22,508             (34,132)             5,424
                                                ----------          ----------         ----------

         Net income for
           federal income tax
           purposes                             $1,901,142          $1,786,291         $1,875,292
                                                ==========          ==========         ==========

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures and the property held as tenants-in-common with an affiliate or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are non-cumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold no property management fees were incurred during the years ended December 31, 1996, 1995 and 1994.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Related Party Transactions - Continued:

         replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

         During the years ended December 31, 1996, 1995 and 1994, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $79,624, $81,023 and $54,157 for the years ended December 31, 1996, 1995 and 1994, respectively, for such services.

         The due to related parties at December 31, 1996 and 1995, totalled $45,078 and $9,254, respectively.

10.      Concentration of Credit Risk:

         The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnerships' total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with an affiliate) for at least one of the years ended December 31:

                                         1996        1995        1994
                                       --------    --------    ---------

         Golden Corral
           Corporation                 $403,875    $410,226    $488,691
         Restaurant Management
           Services, Inc.               243,270     243,358     240,158

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with an affiliate) for at least one of the years ended December 31:

                                           1996        1995        1994
                                         --------    --------    ---------

         Wendy's Old Fashioned
           Hamburger
           Restaurants                   $421,165    $412,949    $362,550
         Golden Corral
           Family Steakhouse
           Restaurants                    403,875     410,226     488,691
         Denny's                          388,050     372,639     380,040
         KFC                              358,463     352,939     350,022
         Popeyes Famous Fried
           Chicken Restaurants            243,270     243,358     240,158

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

11.      Subsequent Event:

         In January 1997, the Partnership entered into a promissory note with the Corporate General Partner for a loan in the amount of $147,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and is due on demand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., and CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp. President and a director of CNL Investment Company, CNL Fund

Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

         CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

         CNL Fund Advisors, Inc., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units. James
M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         John T. Walker, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 38, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.

        Title of Class            Name of Partner           Percent of Class
       ---------------            ----------------         -----------------
 General Partnership Interests    James M. Seneff, Jr.            45%
                                  Robert A. Bourne                45%
                                  CNL Realty Corporation          10%
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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                            Amount Incurred
 Type of Compensation              Method of                 For the Year
      and Recipient               Computation             Ended December 31, 1996
----------------------          --------------           ------------------------
Reimbursement to            Operating expenses are      Operating expenses
affiliates for              reimbursed at the           incurred on behalf of
operating expenses.         lower of cost or 90         the Partnership:
                            percent of the              $103,909
                            prevailing rate at
                            which comparable            Accounting and
                            services could have         administrative
                            been obtained in the        services: $79,624
                            same geographic area.
                            If the General
                            Partners or their
                            affiliates loan funds
                            to the Partnership,
                            the General Partners
                            will be reimbursed for
                            the interest and fees
                            charged to them by the
                            unaffiliated lenders
                            for such loans.
                            Affiliates of the
                            General Partners from
                            time to time incur
                            certain operating
                            expenses on behalf of
                            the Partnership for
                            which the Partnership
                            reimburses the
                            affiliates without
                            interest.

Annual, subordinated        One-half of one                $ - 0 -
property management         percent per year of
fee to affiliates           Partnership assets
                            under management
                            (valued at cost),
                            subordinated to
                            certain minimum
                            returns to the Limited
                            Partners.  The
                            property management
                            fee will not exceed
                            the lesser of one
                            percent of gross
                            operating revenues or
                            competitive fees for
                            comparable services.
                            Due to the fact that
                            these fees are non-
                            cumulative if the
                            Limited Partners do
                            not receive their 10%
                            Preferred Return in
                            any particular year no
                            property management
                            fees will be due or
                            payable for such year.

                                                            Amount Incurred
 Type of Compensation              Method of                 For the Year
      and Recipient               Computation             Ended December 31, 1996
----------------------          --------------           ------------------------
Deferred, subordinated      A deferred,                    $ - 0 -
real estate                 subordinated real
disposition fee             estate disposition
payable to affiliates       fee, payable upon sale
                            of one or more
                            Properties, in an
                            amount equal to the
                            lesser of (i) one-half
                            of a competitive real
                            estate commission, or
                            (ii) three percent of
                            the sales price of
                            such Property or
                            Properties.  Payment
                            of such fee shall be
                            made only if
                            affiliates of the
                            General Partners
                            provides a substantial
                            amount of services in
                            connection with the
                            sale of a Property or
                            Properties and shall
                            be subordinated to
                            certain minimum
                            returns to the Limited
                            Partners.  However, if
                            the net sales proceeds
                            are reinvested in a
                            replacement property,
                            no such real estate
                            disposition fee will
                            be incurred until such
                            replacement property
                            is sold on the net
                            sales proceeds are
                            distributed.

General Partners'           A deferred,                    $ - 0 -
deferred, sub-              subordinated share
ordinated share of          equal to one percent
Partnership net cash        of Partnership
flow                        distributions of net
                            cash flow,
                            subordinated to
                            certain minimum
                            returns to the Limited
                            Partners.

General Partners'           A deferred,                    $ - 0 -
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

     1.   Financial Statements

              Report of Independent Accountants

              Balance Sheets at December 31, 1996 and 1995

              Statements of Income for the years ended December 31, 1996, 1995 and 1994

              Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994

              Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

              Notes to Financial Statements

     2.   Financial Statement Schedules

              Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994

              Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

              Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

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

     10.3 Assignment of Property Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit
              10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference.)

     10.4 Promissory Note, dated January 16, 1996, among the Registrant and CNL Realty Corporation relating to a $26,300 loan. (Included as Exhibit 10.4 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference.)

     27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1996 through December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1997.

                                       CNL INCOME FUND II, LTD.

                                       By:  CNL REALTY CORPORATION
                                            General Partner

                                            /s/ Robert A. Bourne
                                            ---------------------------
                                            ROBERT A. BOURNE, President


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

    Signature                         Title                                Date
------------------                    -----                                -----
/s/ Robert A. Bourne        President, Treasurer and  Director        March 25, 1997
------------------------    (Principal  Financial  and Accounting
Robert A. Bourne            Officer)


/s/ James M. Seneff, Jr.    Chief Executive Officer and Director      March 25, 1997
------------------------    (Principal Executive  Officer)
James M. Seneff, Jr.

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1996, 1995 and 1994


                                             Additions                 Deductions
                                     -------------------------  ----------------------
                                                                             Collected
                                                                              or Deter-
                        Balance at   Charged to    Charged to     Deemed      mined to      Balance
                         Beginning    Costs and      Other       Uncollec-     be Col-      at End
Year   Description        of Year     Expenses      Accounts       tible      lectible      of Year
----   -----------      ----------   ----------    ----------    ----------   ---------    --------
1994   Allowance for
         doubtful
         accounts (a)   $ 71,130       $11,347      $77,093(b)    $61,208(c)    $    -     $ 98,362
                        ========       =======      =======       =======       =======    ========


1995   Allowance for
         doubtful
         accounts (a)   $ 98,362       $    -       $44,840(b)    $12,391(c)    $30,000    $100,811
                        ========       =======      =======       =======       =======    ========


1996   Allowance for
         doubtful
         accounts (a)   $100,811       $    -       $64,323(b)    $17,832(c)    $21,266    $126,036
                        ========       =======      =======       =======       =======    ========


         (a)  Deducted from receivables on the balance sheet.

         (b)  Reduction of rental and other income.

         (c)  Amounts written off as uncollectible.

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996


                                                                                               Costs Capitalized
                                                                                                  Subsequent
                                                               Initial Cost                     To Acquisition
                                                         ---------------------------        ----------------------
                                                                          Buildings
                                         Encum-                             and             Improve-      Carrying
                                        brances           Land          Improvements         ments         Costs
                                        -------         --------        ------------       ---------      --------
Properties the Partnership has
  Invested in:

    Burger King Restaurant:
      San Antonio, Texas                     -         $  373,095        $   384,458       $       -       $    -

    Checkers Drive-In Restaurants:
      Fayetteville, Georgia                  -            338,735                 -                -            -
      Atlanta, Georgia                       -            317,128                 -                -            -

    Denny's Restaurants:
      Casper, Wyoming                        -            184,285            415,181               -            -
      Rock Springs, Wyoming                  -            217,448            488,991               -            -
      Plant City, Florida                    -            329,127                 -           521,791           -

    Golden Corral Family
      Steakhouse Restaurants:
        Tomball, Texas                       -            311,019            529,759           22,330           -
        Pineville, Louisiana (e)             -            187,961            503,435               -            -
        Hueytown, Alabama                    -            258,084            513,853               -            -
        Nederland, Texas                     -            327,473            520,701               -            -
        Columbia, Missouri                   -            384,911            163,164               -            -

    Jack in the Box Restaurant:
      Lubbock, Texas                         -            229,198            408,702               -            -

    KFC Restaurants:
      Eagan, Minnesota                       -            202,428            425,233           30,733           -
      Jacksonville, Florida                  -            198,735            266,200               -            -
      Jacksonville, Florida                  -            140,877            295,205               -            -
      Avon Park, Florida                     -            101,382            270,926               -            -
      Eagan, Minnesota                       -            202,084            370,247           31,976           -
      Bay City, Texas                        -            162,783                 -           305,154           -

    Lonestar Steakhouse & Saloon
      Restaurant:
        Sterling Heights, Michigan (f)       -            430,281                 -           648,736           -

    Pizza Hut Restaurants:
      Clayton, New Mexico                    -             54,093            200,141               -            -
      Santa Rosa, New Mexico                 -             75,963            168,204               -            -
      Childress, Texas                       -             71,512            145,191               -            -
      Mathis, Texas                          -             74,750            138,231               -            -
      Coleman, Texas                         -             70,208            141,004               -            -

    Ponderosa Steakhouse Restaurant:
        Scottsburg, Indiana                  -            208,781                 -           518,884           -

                                                                                                              Life
                                         Gross Amount at Which Carried                                      on Which
                                              at Close of Period (c)                                       Depreciation
                                      ------------------------------------                                  in Latest
                                                  Buildings                              Date                 Income
                                                     and                  Accumulated   of Con-    Date    Statement is
                                         Land    Improvements    Total    Depreciation struction Acquired    Computed
                                      ---------- ------------ ----------- ------------ --------- --------  ------------
Properties the Partnership has
  Invested in:

    Burger King Restaurant:
      San Antonio, Texas              $  373,095  $   384,458 $   757,553  $  121,745    1987     07/87        (b)

    Checkers Drive-In Restaurants:
      Fayetteville, Georgia              338,735           -      338,735          (d)     -      12/94        (d)
      Atlanta, Georgia                   317,128           -      317,128          (d)     -      12/94        (d)

    Denny's Restaurants:
      Casper, Wyoming                    184,285      415,181     599,466     129,167    1983     09/87        (b)
      Rock Springs, Wyoming              217,448      488,991     706,439     152,130    1983     09/87        (b)
      Plant City, Florida                329,127      521,791     850,918     150,015    1988     11/87        (b)

    Golden Corral Family
      Steakhouse Restaurants:
        Tomball, Texas                   311,019      552,089     863,108     176,619    1987     05/87        (b)
        Pineville, Louisiana (e)         187,961      503,435     691,396     160,820    1987     06/87        (b)
        Hueytown, Alabama                258,084      513,853     771,937     164,147    1987     06/87        (b)
        Nederland, Texas                 327,473      520,701     848,174     163,442    1987     08/87        (b)
        Columbia, Missouri               384,911      163,164     548,075      49,856    1987     11/87        (b)

    Jack in the Box Restaurant:
      Lubbock, Texas                     229,198      408,702     637,900      46,767    1993     07/93        (b)

    KFC Restaurants:
      Eagan, Minnesota                   202,428      455,966     658,394     144,389    1987     07/87        (b)
      Jacksonville, Florida              198,735      266,200     464,935      82,818    1983     09/87        (b)
      Jacksonville, Florida              140,877      295,205     436,082      91,842    1981     09/87        (b)
      Avon Park, Florida                 101,382      270,926     372,308      84,288    1983     09/87        (b)
      Eagan, Minnesota                   202,084      402,223     604,307     124,019    1987     10/87        (b)
      Bay City, Texas                    162,783      305,154     467,937      92,394    1987     12/87        (b)

    Lonestar Steakhouse & Saloon
      Restaurant:
        Sterling Heights, Michigan (f)   430,281      648,736   1,079,017     191,017    1988     08/87        (b)

    Pizza Hut Restaurants:
      Clayton, New Mexico                 54,093      200,141     254,234      62,822    1986     08/87        (b)
      Santa Rosa, New Mexico              75,963      168,204     244,167      52,797    1986     08/87        (b)
      Childress, Texas                    71,512      145,191     216,703      45,574    1974     08/87        (b)
      Mathis, Texas                       74,750      138,231     212,981      41,853    1976     12/87        (b)
      Coleman, Texas                      70,208      141,004     211,212      42,693    1977     12/87        (b)

    Ponderosa Steakhouse Restaurant:
        Scottsburg, Indiana              208,781      518,884     727,665     152,783    1988     10/87        (b)

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996

                                                                                       Costs Capitalized
                                                                                          Subsequent
                                                             Initial Cost               To Acquisition
                                                       -------------------------    ---------------------
                                                                     Buildings
                                          Encum-                       and           Improve-    Carrying
                                         brances        Land       Improvements       ments       Costs
                                        --------       -----       ------------     ---------   ----------
    Popeyes Famous Fried
      Chicken Restaurants:
        Altamonte Springs, Florida            -         197,959         255,965             -          -
        Ocala, Florida                        -         184,512         274,991             -          -
        Sanford, Florida                      -         237,243         359,865             -          -
        Apopka, Florida                       -         155,041              -         417,209         -

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Farmington Hills, Michigan            -         259,138         444,680             -          -
        Farmington Hills, Michigan            -         336,621         582,095             -          -
        Gainesville, Texas                    -         166,302         449,914             -          -
        Vail, Colorado                        -         782,609              -         550,346         -

    Other:
      Oxford, Alabama (g)                     -         152,567         355,990             -          -
      Littleton, Colorado (h)                 -          42,873         310,832             -          -
      Lombard, Illinois (i)                   -          85,517          96,207         40,633         -
                                                     ----------     -----------     ----------    ------

                                                     $8,052,723     $ 9,479,365     $3,087,792    $    -
                                                     ==========     ===========     ==========    ======

Property of Joint Venture in
  Which the Partnership has a 50%
  Interest:
    Pizza Hut Restaurant:
      Orlando, Florida                        -      $  330,568     $   220,588     $       -     $    -
                                                     ==========     ===========     ==========    ======


Property of Joint Venture in
  Which the Partnership has a 49%
  Interest:
    Denny's Restaurant:
      Holland, Michigan                       -      $  295,987     $        -      $  780,451    $    -
                                                     ==========     ===========     ==========    ======


Property of Joint Venture in
  Which the Partnership has a 64%
  Interest:
    Denny's Restaurant:
      Show Low, Arizona                       -      $   96,501     $   189,000     $  436,392    $    -
                                                     ==========     ===========     ==========    ======


Property in Which the Partnership
  has a 33.87% Interest as
  Tenants-in-Common:
    Kenny Rogers Roasters Restaurant:
      Arvada, Colorado                        -      $  260,439     $   545,126     $       -     $    -
                                                     ==========     ===========     ==========    ======

                                                                                                                Life
                                         Gross Amount at Which Carried                                        on Which
                                             at Close of Period (c)                                         Depreciation
                                     -------------------------------------                                   in Latest
                                                  Buildings                                Date                Income
                                                     and                    Accumulated   of Con-    Date   Statement is
                                         Land    Improvements     Total     Depreciation struction Acquired   Computed
                                      ---------- ------------  -----------  ------------ --------- -------- ------------
    Popeyes Famous Fried
      Chicken Restaurants:
        Altamonte Springs, Florida      197,959      255,965      453,924       84,611    1987     02/87       (b)
        Ocala, Florida                  184,512      274,991      459,503       90,900    1987     02/87       (b)
        Sanford, Florida                237,243      359,865      597,108      114,957    1987     06/87       (b)
        Apopka, Florida                 155,041      417,209      572,250      124,583    1988     09/87       (b)

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Farmington Hills, Michigan      259,138      444,680      703,818      143,286    1978     05/87       (b)
        Farmington Hills, Michigan      336,621      582,095      918,716      187,564    1986     05/87       (b)
        Gainesville, Texas              166,302      449,914      616,216      142,473    1986     07/87       (b)
        Vail, Colorado                  782,609      550,346    1,332,955      172,747    1987     08/87       (b)

    Other:
      Oxford, Alabama (g)               152,567      355,990      508,557      105,307    1987     02/88       (b)
      Littleton, Colorado (h)            42,873      310,832      353,705       95,840    1973     10/87       (b)
      Lombard, Illinois (i)              85,517      136,840      222,357       29,826    1973     10/87       (b)
                                     ----------  -----------  -----------   ----------

                                     $8,052,723  $12,567,157  $20,619,880   $3,816,091
                                     ==========  ===========  ===========   ==========

Property of Joint Venture in
  Which the Partnership has a 50%
  Interest:
    Pizza Hut Restaurant:
      Orlando, Florida               $  330,568  $   220,588  $   551,156   $   67,709    1987     10/87       (b)
                                     ==========  ===========  ===========   ==========


Property of Joint Venture in
  Which the Partnership has a 49%
  Interest:
    Denny's Restaurant:
      Holland, Michigan              $  295,987  $   780,451  $ 1,076,438   $  212,456    1988     10/87       (b)
                                     ==========  ===========  ===========   ==========


Property of Joint Venture in
  Which the Partnership has a 64%
  Interest:
    Denny's Restaurant:
      Show Low, Arizona              $   96,501  $   625,392  $   721,893   $  168,765    1987     07/87       (b)
                                     ==========  ===========  ===========   ==========


Property in Which the Partnership
  has a 33.87% Interest as
  Tenants-in-Common:
    Kenny Rogers Roasters Restaurant:
      Arvada, Colorado               $  260,439  $   545,126  $   805,565   $   41,370    1994     09/94        (b)
                                     ==========  ===========  ===========   ==========

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994, are summarized as follows:

                                                                Accumulated
                                                  Cost          Depreciation
                                               -----------      ------------
         Properties the Partnership
           has Invested in:

             Balance, December 31, 1993         $20,935,670      $ 2,707,778
             Acquisitions                           655,035               -
             Dispositions                        (1,012,286)        (164,726)
             Depreciation expense                        -           437,649
                                                -----------      -----------

             Balance, December 31, 1994          20,578,419        2,980,701
             Additional costs
               capitalized                              828               -
             Depreciation expense                        -           417,614
                                                -----------      -----------

             Balance, December 31, 1995          20,579,247        3,398,315
             Additional costs
               capitalized                           40,633               -
             Depreciation expense                        -           417,776
                                                -----------      -----------

             Balance, December 31, 1996         $20,619,880      $ 3,816,091
                                                ===========      ===========


         Property of Joint Venture in
           Which the Partnership has a
           50% Interest:

             Balance, December 31, 1993         $   551,156      $    45,650
             Depreciation expense                        -             7,353
                                                -----------      -----------

             Balance, December 31, 1994             551,156           53,003
             Depreciation expense                        -             7,353
                                                -----------      -----------

             Balance, December 31, 1995             551,156           60,356
             Depreciation expense                        -             7,353
                                                -----------      -----------

             Balance, December 31, 1996         $   551,156      $    67,709
                                                ===========      ===========


         Property of Joint Venture in
           Which the Partnership has a
           49% Interest:

             Balance, December 31, 1993         $ 1,076,438      $   134,411
             Depreciation expense                        -            26,015
                                                -----------      -----------

             Balance, December 31, 1994           1,076,438          160,426
             Depreciation expense                        -            26,015
                                                -----------      -----------

             Balance, December 31, 1995           1,076,438          186,441
             Depreciation expense                        -            26,015
                                                -----------      -----------

             Balance, December 31, 1996         $ 1,076,438      $   212,456
                                                ===========      ===========

                                      F-4

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                               December 31, 1996


                                                            Accumulated
                                              Cost (c)      Depreciation
                                           -------------   --------------
 Property of Joint Venture in
   Which the Partnership has a 64%
   Interest:

     Balance, December 31, 1993             $   721,893      $   106,226
     Depreciation expense                            -            20,846
                                            -----------      -----------

     Balance, December 31, 1994                 721,893          127,072
     Depreciation expense                            -            20,847
                                            -----------      -----------

     Balance, December 31, 1995                 721,893          147,919
     Depreciation expense                            -            20,846
                                            -----------      -----------

     Balance, December 31, 1996             $   721,893      $   168,765
                                            ===========      ===========


 Property in Which the Partnership
   has a 33.87% Interest as
   tenants-in-common:

     Balance, December 31, 1993             $        -       $        -
     Acquisitions                               805,565               -
     Depreciation expense                            -             5,028
                                            -----------      -----------

     Balance, December 31, 1994                 805,565            5,028
     Depreciation expense                            -            18,171
                                            -----------      -----------

     Balance, December 31, 1995                 805,565           23,199
     Depreciation expense                            -            18,171
                                            -----------      -----------

     Balance, December 31, 1996             $   805,565      $    41,370
                                            ===========      ===========

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and the joint ventures (including the Property held as tenants-in-common) for federal income tax purposes was $20,573,476 and $3,086,866, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                            CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                               December 31, 1996



(g) The restaurant in Oxford, Alabama, was converted from a KFC Restaurant to a regional, independent restaurant in 1993.

(h) The restaurant in Littleton, Colorado, was converted from a Taco Bell restaurant to a local, independent restaurant in 1995.

(i) The restaurant in Lombard, Illinois, was converted from a Taco Bell restaurant to a Great Clips hair salon in 1996.

                                    EXHIBITS

                                 EXHIBIT INDEX

Exhibit Number                                                                           Page
-------------                                                                            -----
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

     10.3         Assignment of Property Management Agreement from CNL Income
                  Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
                  Exhibit 10.3 to Form 10- K filed with the Securities and
                  Exchange Commission on April 1, 1996 and incorporated herein by reference.)

     10.4 Promissory Note, dated January 16, 1996, among the Registrant and CNL Realty Corporation relating to a $26,300 loan.
                  (Included as Exhibit 10.4 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference.)

     27           Financial Data Schedule (Filed herewith.)

                                       i


