Form 10-Q
period 1997-03-31
CNL INCOME FUND II LTD
filed 1997-05-13
CIK 806510

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1997

                                      OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


                       Commission file number
                               0-16824


                  CNL Income Fund II, Ltd.
    (Exact name of registrant as specified in its charter)


          Florida                            59-2733859
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                 32801
(Address of principal                         (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                        (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No







                                   CONTENTS




Part I                                                            Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                8-11


Part II

  Other Information                                               12










                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  March 31,     December 31,
              ASSETS                                1997            1996
                                                 -----------    ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,920,982
  and $3,816,091                                 $16,698,898    $16,803,789
Investment in joint ventures                       1,540,522      1,314,386
Cash and cash equivalents                            250,941        318,756
Receivables, less allowance for
  doubtful accounts of $142,492
  and $126,036                                        92,035         99,185
Prepaid expenses                                       3,803          4,819
Lease costs, less accumulated
  amortization of $8,533 and
  $7,537                                              12,030         13,026
Accrued rental income                                123,009        117,357
                                                 -----------    -----------

                                                 $18,721,238    $18,671,318
                                                 ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     7,846    $    12,188
Accrued construction costs payable                        -          29,526
Accrued and escrowed real estate
  taxes payable                                        6,184          6,449
Distributions payable                                594,000        594,000
Due to related parties                                72,414         45,078
Rents paid in advance and deposits                    53,973         46,308
                                                 -----------    -----------
    Total liabilities                                734,417        733,549

Commitment (Note 3)

Partners' capital                                 17,986,821     17,937,769
                                                 -----------    -----------

                                                 $18,721,238    $18,671,318
                                                 ===========    ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                          Quarter Ended
                                                            March 31,
                                                        1997         1996
                                                      --------     --------

Revenues:
  Rental income from operating leases                 $526,860     $556,797
  Interest and other income                              7,708        4,247
                                                      --------     --------
                                                       534,568      561,044
                                                      --------     --------

Expenses:
  General operating and administrative                  30,012       39,469
  Professional services                                  4,015        9,504
  Real estate taxes                                      1,259           -
  State and other taxes                                 10,200        4,104
  Depreciation and amortization                        105,887      105,399
                                                      --------     --------
                                                       151,373      158,476
                                                      --------     --------

Income Before Equity in Earnings of
  Joint Ventures                                       383,195      402,568

Equity in Earnings of Joint
  Ventures                                             259,857       36,751
                                                      --------     --------

Net Income                                            $643,052     $439,319
                                                      ========     ========

Allocation of Net Income:
  General partners                                    $  6,431     $  4,393
  Limited partners                                     636,621      434,926
                                                      --------     --------

                                                      $643,052     $439,319
                                                      ========     ========

Net Income Per Limited Partner Unit                   $  12.73     $   8.70
                                                      ========     ========

Weighted Average Number of Limited
  Partner Units Outstanding                             50,000       50,000
                                                      ========     ========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                               Quarter Ended      Year Ended
                                                 March 31,       December 31,
                                                   1997              1996
                                               -------------     ------------

General partners:
  Beginning balance                             $   342,375      $   323,705
  Net income                                          6,431           18,670
                                                -----------      -----------
                                                    348,806          342,375
                                                -----------      -----------

Limited partners:
  Beginning balance                              17,595,394       18,123,103
  Net income                                        636,621        1,848,291
  Distributions ($11.88 and
    $47.52 per limited partner
    unit, respectively)                            (594,000)      (2,376,000)
                                                -----------      -----------
                                                 17,638,015       17,595,394
                                                -----------      -----------

Total partners' capital                         $17,986,821      $17,937,769
                                                ===========      ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                          Quarter Ended
                                                            March 31,
                                                       1997           1996
                                                     ---------     ---------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                     $ 556,561     $ 614,778
                                                     ---------     ---------

    Cash Flows from Investing Activities:
      Additions to land and buildings on
        operating leases                               (29,526)           -
      Payment of lease costs                              (850)         (850)
                                                     ---------     ---------
          Net cash used in investing
            activities                                 (30,376)         (850)
                                                     ---------     ---------

    Cash Flows from Financing Activities:
      Proceeds from loans from corporate
        general partner                                147,000        26,300
      Repayment of loans from corporate
        general partner                               (147,000)      (26,300)
      Distributions to limited partners               (594,000)     (594,000)
                                                     ---------     ---------
          Net cash used in financing
            activities                                (594,000)     (594,000)
                                                     ---------     ---------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                     (67,815)       19,928

Cash and Cash Equivalents at Beginning
  of Quarter                                           318,756       360,062
                                                     ---------     ---------

Cash and Cash Equivalents at End of
  Quarter                                            $ 250,941     $ 379,990
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

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1997 and 1996


1.    Basis of Presentation:

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.    Investment in Joint Ventures:

      In January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The property was originally contributed to Show Low Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the property for approximately $306,500 in excess of its original purchase price.


                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


2.    Investment in Joint Ventures - Continued:

      The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                 March 31,   December 31,
                                                   1997          1996
                                                ----------   ------------

            Land and buildings on
              operating leases, less
              accumulated depreciation          $2,098,740    $2,664,752
            Cash                                    17,241        21,905
            Restricted cash                        973,032            -
            Receivables                              3,569         9,980
            Prepaid expenses                           297            -
            Accrued rental income                   65,135        70,782
            Other assets                                 -        44,263
            Liabilities                             25,360        28,558
            Partners' capital                    3,132,654     2,783,124
            Revenues                                87,572       363,338
            Gain on sale                           360,002            -
            Net income                             421,797       250,026

      The Partnership recognized income totalling $259,857 and $36,751 for the quarter ended March 31, 1997 and 1996, respectively, from these joint ventures.

3.    Concentration of Credit Risk:

      The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnerships' total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with an affiliate) for at least one of the quarters ended March 31:

                                                        1997       1996
                                                      -------    -------

            Golden Corral Corporation                 $95,275    $94,151
            Restaurant Management Services, Inc.       57,110     57,110


                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


3.    Concentration of Credit Risk - Continued:

      In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with an affiliate) for at least one of the quarters ended March 31:

                                                      1997        1996
                                                    --------    --------

            Wendy's Old Fashioned
              Hamburger Restaurants                 $106,218    $102,230
            Golden Corral Family
              Steakhouse Restaurants                  95,275      94,151
            Denny's                                   70,962      98,234
            KFC                                       69,473      87,506
            Popeyes Famous Fried
              Chicken Restaurants                     57,110      57,110

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

4.    Commitment:

      In February 1997, the Partnership entered into a sales contract with an unrelated third party to sell the Denny's property in Plant City, Florida. The sale of the property had not closed as of March 31, 1997.

5.    Subsequent Event:

      In April 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $224,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 39 Properties, including two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $556,561 and $614,778 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in cash from operations for the quarter ended March 31, 1997, is primarily a result of changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the quarter ended March 31, 1997.

      In January 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $147,000 in connection with the operations of the Partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of March 31, 1997, the Partnership had repaid the loan in full to the corporate general partner. In addition, in April 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $224,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

      In January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its Property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The property was originally contributed to Show Low Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $306,500 in excess of its original purchase price. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Show Joint Venture and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes.


Liquidity and Capital Resources - Continued

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1997, the Partnership had $250,941 invested in such short-term investments, as compared to $318,756 at December 31, 1996. The funds remaining at March 31, 1997, will be used towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership, including distributions payable, increased to $734,417 at March 31, 1997, from $733,549 at December 31, 1996. Liabilities at March 31, 1997, to the extent they exceed cash and cash equivalents at March 31, 1997, will be paid from future cash from operations, from the loan received from the corporate general partner in April 1997 described above, and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

      In February 1997, the Partnership entered into a sales contract with an unrelated third party to sell the Denny's Property in Plant City, Florida.
The sale of the Property had not closed as of April 30, 1997. The Partnership intends to reinvest the net sales proceeds in a replacement Property.

      Based on current and anticipated future cash from operations, and to a lesser extent, the loan received from the corporate general partner, the Partnership declared distributions to limited partners of $594,000 for each of the quarters ended March 31, 1997 and 1996. This represents distributions for each applicable quarter of $11.88 per unit. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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



Results of Operations

      During the quarters ended March 31, 1997 and 1996, the Partnership owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $526,860 and $556,797, respectively, in rental income from these Properties. The decrease in rental and earned income is primarily attributable to the fact that during the quarter ended March 31, 1997, the Partnership established an allowance for doubtful accounts of approximately $18,000 for the Property in Eagan, Minnesota. The tenant for this Property remains responsible for compliance with the terms of the lease; however the general partners believe that collection is doubtful due to the financial difficulties the tenant is currently experiencing. The Partnership intends to pursue collection of amounts due in accordance with the lease and will record such amounts as income if collected.

      For the quarters ended March 31, 1997 and 1996, the Partnership also owned and leased three Properties indirectly through joint venture arrangements (including one Property in Show Low Joint Venture, which was sold in January 1997) and one Property as tenants-in-common with an affiliate of the general partners. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $259,857 and $36,751, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures is primarily attributable to the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property in January 1997, as described above in "Liquidity and Capital Resources". Due to the fact that the joint venture intends on reinvesting the sales proceeds in an additional Property in 1997, the Partnership does not anticipate that the sale of the Property will have a material adverse effect on operations.

      During the quarter ended March 31, 1997, two of the Partnership's lessees, Golden Corral Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). As of March 31, 1997, Golden Corral Corporation was the lessee under leases relating to five restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, Golden Corral Corporation and Restaurant Management Services, Inc. will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1997 and subsequent years. In addition, five Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Denny's, KFC, Popeyes Famous Fried Chicken Restaurants and Wendy's Old Fashioned Hamburger Restaurants, each


Results of Operations - Continued

accounted for more than ten percent of the Partnership's total rental income during the quarter ended March 31, 1997 (including the Partnership's share of the rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). During the remainder of 1997 and subsequent years, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization, were $151,373 and $158,476 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily a result of a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.


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

Item 4.     Submission of Matters to a Vote of Security Holders.

            Inapplicable.

Item 5.     Other Information.  Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 12th day of May, 1997.


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