Form 10-Q
period 1997-06-30
CNL INCOME FUND II LTD
filed 1997-07-23
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

( )               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                  to


                             Commission file number
                                     0-16824


                            CNL Income Fund II, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                              59-2733859
    (State or other juris-                   (I.R.S. Employer
   diction of incorporation                 Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                           32801
   (Address of principal                (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)              (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS




Part I                                                       Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                 1

    Condensed Statements of Income                           2

    Condensed Statements of Partners' Capital                3

    Condensed Statements of Cash Flows                       4

    Notes to Condensed Financial Statements                  5-8

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                           9-13


Part II

  Other Information                                          14

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                            June 30,              December 31,
              ASSETS                          1997                    1996
                                           -----------            --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,873,884
  and $3,816,091                           $16,087,601            $16,803,789
Investment in joint ventures                 1,545,465              1,314,386
Mortgage note receivable                        42,000                     -
Cash and cash equivalents                      141,012                318,756
Restricted cash                                624,118                     -
Receivables, less allowance for
  doubtful accounts of $113,498
  and $126,036                                  99,629                 99,185
Prepaid expenses                                 7,256                  4,819
Lease costs, less accumulated
  amortization of $9,528 and
  $7,537                                        11,035                 13,026
Accrued rental income                          128,661                117,357
                                           -----------            -----------

                                           $18,686,777            $18,671,318
                                           ===========            ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     4,356            $    12,188
Accrued construction costs payable                  -                  29,526
Accrued and escrowed real estate
  taxes payable                                  4,072                  6,449
Distributions payable                          594,000                594,000
Due to related parties                          92,544                 45,078
Rents paid in advance and deposits              39,871                 46,308
                                           -----------            -----------
    Total liabilities                          734,843                733,549

Commitments (Note 7)

Partners' capital                           17,951,934             17,937,769
                                           -----------            -----------

                                           $18,686,777            $18,671,318
                                           ===========            ===========











            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended                     Six Months Ended
                                                               June 30,                          June 30,
                                                       1997          1996               1997             1996
                                                     --------      --------          ----------       -------
Revenues:
  Rental income from
    operating leases                                 $517,524      $556,961          $1,044,384       $1,112,675
  Contingent rental income                                 -         13,556                  -            14,639
  Interest and other
    income                                              9,237         6,211              16,945           10,458
                                                     --------      --------          ----------       ----------
                                                      526,761       576,728           1,061,329        1,137,772
                                                     --------      --------          ----------       ----------

Expenses:
  General operating and
    administrative                                     29,717        34,613              59,729           74,082
  Bad debt expense                                     18,033            -               18,033               -
  Professional services                                 6,335         3,179              10,350           12,683
  Real estate taxes                                        -          2,680                 399            2,680
  State and other taxes                                   203           151              10,403            4,255
  Depreciation and
    amortization                                      104,661       105,399             210,548          210,798
                                                     --------      --------          ----------       ----------
                                                      158,949       146,022             310,322          304,498
                                                     --------      --------          ----------       ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Gain on Sale
  of Land and Building                                367,812       430,706             751,007          833,274

Equity in Earnings of
  Joint Ventures                                       33,050        37,590             292,907           74,341

Gain on Sale of Land and
  Building                                            158,251            -              158,251               -
                                                     --------      --------          ----------       ---------

Net Income                                           $559,113      $468,296          $1,202,165       $  907,615
                                                     ========      ========          ==========       ==========

Allocation of Net Income:
  General partners                                   $  5,516      $  4,683          $   11,947       $    9,076
  Limited partners                                    553,597       463,613           1,190,218          898,539
                                                     --------      --------          ----------       ----------

                                                     $559,113      $468,296          $1,202,165       $  907,615
                                                     ========      ========          ==========       ==========

Net Income Per Limited
  Partner Unit                                       $  11.07      $   9.27          $    23.80       $    17.97
                                                     ========      ========          ==========       ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                          50,000        50,000              50,000           50,000
                                                     ========      ========          ==========       ==========












            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Six Months Ended             Year Ended
                                                                            June 30,                December 31,
                                                                              1997                      1996
                                                                        ----------------            --------
General partners:
  Beginning balance                                                      $   342,375                $   323,705
  Net income                                                                  11,947                     18,670
                                                                         -----------                -----------
                                                                             354,322                    342,375
                                                                         -----------                -----------

Limited partners:
  Beginning balance                                                       17,595,394                 18,123,103
  Net income                                                               1,190,218                  1,848,291
  Distributions ($23.76 and
    $47.52 per limited partner
    unit, respectively)                                                   (1,188,000)                (2,376,000)
                                                                         -----------                -----------
                                                                          17,597,612                 17,595,394
                                                                         -----------                -----------

Total partners' capital                                                  $17,951,934                $17,937,769
                                                                         ===========                ===========



     See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                   1997                 1996
                                                                               -----------           -------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                                               $ 1,041,712           $ 1,164,486
                                                                               -----------           -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                                                             623,882                    -
        Additions to land and buildings
          on operating leases                                                      (29,526)                   -
        Increase in restricted cash                                               (623,882)                   -
        Payment of lease costs                                                      (1,930)               (1,930)
                                                                               -----------           -----------
            Net cash used in investing
              activities                                                           (31,456)               (1,930)
                                                                               -----------           -----------

    Cash Flows from Financing
      Activities:
        Proceeds from loans from
          corporate general partner                                                371,000                45,900
        Repayment of loans from
          corporate general partner                                               (371,000)              (45,900)
        Distributions to limited
          partners                                                              (1,188,000)           (1,188,000)
                                                                               -----------           -----------
            Net cash used in financing
              activities                                                        (1,188,000)           (1,188,000)
                                                                               -----------           -----------

Net Decrease in Cash and Cash
  Equivalents                                                                     (177,744)              (25,444)

Cash and Cash Equivalents at Beginning
  of Period                                                                        318,756               360,062
                                                                               -----------           -----------

Cash and Cash Equivalents at End of
  Period                                                                       $   141,012           $   334,618
                                                                               ===========           ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Mortgage note accepted in exchange
      for sale of land and building                                            $    42,000           $        -
                                                                               ===========           ==========

    Distributions declared and unpaid
      at end of period                                                         $   594,000           $   594,000
                                                                               ===========           ===========

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Land and Buildings on Operating Leases:

         In June 1997, the Partnership sold its property in Eagan, Minnesota, to the tenant, for $668,033 and received net sales proceeds of $665,882, of which $42,000 were in the form of a promissory note, resulting in a gain of $158,251 for financial reporting purposes. This property was originally acquired by the Partnership in August 1987 and had a cost of approximately $601,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $64,800 in excess of its original purchase price.

3.       Investment in Joint Ventures:

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


3.       Investment in Joint Ventures - Continued:

         In June 1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Darryl's property in Greensboro, North Carolina. The joint venture expects to distribute the remaining net sales proceeds to the Partnership and its co-venture partner on a pro-rata basis.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:


                                                                           June 30,             December 31,
                                                                             1997                   1996

                  Land and buildings on
                    operating leases, less
                    accumulated depreciation                              $2,346,868            $2,664,752
                  Net investment in direct
                    financing leases                                         521,116                    -
                  Cash                                                        24,223                21,905
                  Restricted cash                                            193,965                    -
                  Receivables                                                    647                 9,980
                  Prepaid expenses                                               298                    -
                  Accrued rental income                                       75,266                70,782
                  Other assets                                                    -                 44,263
                  Liabilities                                                 20,725                28,558
                  Partners' capital                                        3,141,658             2,783,124
                  Revenues                                                   172,738               363,338
                  Gain on sale                                               360,002                    -
                  Net income                                                 493,014               250,026

         The Partnership recognized income totalling $292,907 and $74,341 for the six months ended June 30, 1997 and 1996, respectively, from these joint ventures, $33,050 and $37,590 of which was earned for the quarters ended June 30, 1997 and 1996, respectively.

4.       Mortgage Note Receivable:

         In connection with the sale in June 1997 of its property in Eagan, Minnesota, the Partnership accepted a promissory note in the amount of $42,000. The promissory note bears interest at a rate of 10.50% per annum, is collateralized by personal property and is being collected in 18 monthly installments of interest only and thereafter, the entire principal sum shall become due.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996

5.       Restricted Cash:

         As of June 30, 1997, the net cash sales proceeds of $623,882 from the sale of the property in Eagan, Minnesota, plus accrued interest of $236, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

6.       Concentration of Credit Risk:

         The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnerships' total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with an affiliate) for at least one of the quarters ended June 30:

                                                                                  1997              1996
                                                                                --------          ------

                  Golden Corral Corporation                                     $194,736          $193,612
                  Restaurant Management Services,
                    Inc.                                                         114,219           114,219

         In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with an affiliate) for at least one of the quarters ended June 30:


                                                                                  1997              1996
                                                                                --------          ------
                  Wendy's Old Fashioned
                    Hamburger Restaurants                                       $213,939          $210,297
                  Golden Corral Family
                    Steakhouse Restaurants                                       194,736           193,612
                  KFC                                                            138,945           175,011
                  Denny's                                                        122,728           199,314
                  Popeyes Famous Fried
                    Chicken Restaurants                                          114,219           114,219

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


7.       Commitments:

         In February 1997, the Partnership entered into a sales contract with an unrelated third party to sell the Denny's property in Plant City, Florida. In addition, in June 1997, the Partnership entered into a sales contract with an unrelated third party to sell the KFC property in Jacksonville, Florida. The sale of these properties had not occurred as of June 30, 1997.

8.       Subsequent Event:

         In July 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $350,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 39 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,041,712 and $1,164,486 for the six months ended June 30, 1997 and 1996, respectively. The decrease in cash from operations for the six months ended June 30, 1997, as compared with the six months ended June 30, 1996, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1997.

         In June 1997, the Partnership sold its Property in Eagan, Minnesota, to the tenant, for $668,033 and received net sales proceeds of $665,882, of which $42,000 were in the form of a promissory note, resulting in a gain of $158,251 for financial reporting purposes. This Property was originally acquired by the Partnership in August 1987 and had a cost of approximately $601,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $64,800 in excess of its original purchase price. As of June 30, 1997, the net cash sales proceeds of $623,882 plus accrued interest of $236, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Eagan, Minnesota, and the reinvestment of the proceeds will be structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         In connection with the sale in June 1997 of its Property in Eagan, Minnesota, the Partnership accepted a promissory note in the principal sum of $42,000. The promissory note bears interest at a rate of 10.50% per annum, is collateralized by personal property and is being collected in 18 monthly installments of interest only and thereafter, the entire principal sum shall become due.

         In January and April 1997, the Partnership entered into promissory notes with the corporate general partner for loans in the amounts of $147,000 and $224,000, respectively, in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of June 30, 1997, the Partnership had repaid the loans in full to the corporate general partner. In addition, in July 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $350,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

         In January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its Property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The property was originally contributed to Show Low Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $306,500 in excess of its original purchase price. In June 1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Darryl's Property in Greensboro, North Carolina. The joint venture expects to distribute the remaining net sales proceeds to the Partnership and its co-venture partner on a pro-rata basis during July 1997.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1997, the Partnership had $141,012 invested in such short-term investments, as compared to $318,756 at December 31, 1996. The funds remaining at June 30, 1997, will be used towards the payment of distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, increased to $734,843 at June 30, 1997, from $733,549 at December 31, 1996.
Liabilities at June 30, 1997, to the extent they exceed cash and cash equivalents at June 30, 1997, will be paid from future cash from operations, from the loan received from the corporate general partner in July 1997 described above, and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

         In February 1997, the Partnership entered into a sales contract with an unrelated third party to sell the Denny's Property in Plant City, Florida. In addition, in June 1997, the Partnership entered into a sales contract with an unrelated third party to sell the KFC Property in Jacksonville, Florida. The sale of these Properties had not occurred as of June 30, 1997. The Partnership intends to reinvest the net sales proceeds in replacement Properties or use the funds for other Partnership purposes.

         Based on current and anticipated future cash from operations, and the loan received from the corporate general partner, the Partnership declared distributions to limited partners of $1,188,000 for each of the six months ended June 30, 1997 and 1996 ($594,000 for each of the quarters ended June 30, 1997 and 1996). This represents distributions for each applicable six months of $23.76 per unit ($11.88 per unit for each of the quarters ended June 30, 1997 and 1996). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During each of the six months ended June 30, 1997 and 1996, the Partnership owned and leased 36 wholly owned Properties (including one Property in Eagan, Minnesota, which was sold in June 1997) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $1,044,384 and $1,112,675, respectively, in rental income from these Properties, $517,524 and $556,961 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. Rental income decreased approximately $43,600 and $73,700 during the quarter and six months ended June 30, 1997, respectively. Approximately $25,600 and $37,600 of the decrease for the quarter and six months ended June 30, 1997, respectively, resulted from the fact that in February 1997, the Partnership discontinued billing the former tenant of the Property in Plant City, Florida, in connection with the sales contract entered into by the Partnership and an unrelated third party, in February 1997, as discussed above in "Liquidity and Capital Resources." In addition, approximately $18,000 and $36,100 of the decrease for the quarter and six months ended June 30, 1997, respectively, resulted from the Partnership increasing its allowance for doubtful accounts for the Property in Eagan, Minnesota. In June 1997, the Partnership sold this Property, as discussed above in "Liquidity and Capital Resources" and in connection therewith, the Partnership reversed the balance of rent receivables relating to this Property and the related allowance for doubtful accounts.

         For the six months ended June 30, 1996, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and one Property as tenants-in-common with an affiliate of the general partners and for the six months ended June 30, 1997, the Partnership owned and leased four Properties indirectly through joint venture arrangements (including one Property in Show Low Joint Venture, which was sold in January 1997) and one Property as tenants-in-common with an affiliate of the general partners. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $292,907 and $74,341, respectively, attributable to net income earned by these joint ventures, $33,050 and $37,590 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures is primarily attributable to the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property in January 1997, as described above in "Liquidity and Capital Resources". Show Low Joint Venture reinvested the majority of the net sales proceeds in an additional property in June 1997.

         During the six months ended June 30, 1997, two of the Partnership's lessees, Golden Corral Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). As of June 30, 1997, Golden Corral Corporation was the lessee under leases relating to five restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, Golden Corral Corporation and Restaurant Management Services, Inc. will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1997 and subsequent years. In addition, five Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Denny's, KFC, Popeyes Famous Fried Chicken Restaurants and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income during the six months ended June 30, 1997 (including the Partnership's share of the rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). During the remainder of 1997 and subsequent years, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization, were $310,322 and $304,498 for the six months ended June 30, 1997 and 1996, respectively, of which $158,949 and $146,022 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is due to the fact that the Partnership wrote-off past due rental amounts relating to the Property in Eagan, Minnesota, in conjunction with the sale of this Property, in June 1997.

         As a result of the sale of the Property in Eagan, Minnesota, as discussed above in "Liquidity and Capital Resources," the Partnership recognized a gain of $158,251 for financial reporting purposes during the quarter and six months ended June 30, 1997. No Properties were sold during the quarter and six months ended June 30, 1996.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 18th day of July, 1997.


                            CNL INCOME FUND II, LTD.

                           By: CNL REALTY CORPORATION
                               General Partner


                               By:  /s/ James M. Seneff, Jr.
                                 ------------------------------
                                        JAMES M. SENEFF, JR.
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                               By:  /s/ Robert A. Bourne
                                 -------------------------------
                                        ROBERT A. BOURNE
                                        President and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)