Form 10-Q
period 1997-09-30
CNL INCOME FUND II LTD
filed 1997-11-12
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                    CONTENTS




Part I                                                      Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                1

    Condensed Statements of Income                          2

    Condensed Statements of Partners' Capital               3

    Condensed Statements of Cash Flows                      4-5

    Notes to Condensed Financial Statements                 6-10

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                          11-16

Part II

  Other Information                                         17

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                     September 30,            December 31,
              ASSETS                     1997                     1996
                                     -------------            ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,875,753
  and $3,816,091                      $15,649,650             $16,803,789
Investment in joint ventures            1,418,028               1,314,386
Mortgage note receivable                   42,000                      -
Cash and cash equivalents                 206,857                 318,756
Restricted cash                         1,264,846                      -
Receivables, less allowance for
  doubtful accounts of $111,825
  and $126,036                            135,688                  99,185
Prepaid expenses                            6,467                   4,819
Lease costs, less accumulated
  amortization of $10,524 and
  $7,537                                   10,039                  13,026
Accrued rental income                     138,382                 117,357
                                      -----------             -----------

                                      $18,871,957             $18,671,318
                                      ===========             ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                      $     8,916             $    12,188
Accrued construction costs payable             -                   29,526
Accrued and escrowed real estate
  taxes payable                             3,279                   6,449
Distributions payable                     594,000                 594,000
Due to related parties                    103,181                  45,078
Rents paid in advance and deposits         37,789                  46,308
                                      -----------             -----------
    Total liabilities                     747,165                 733,549

Commitments (Note 7)

Partners' capital                      18,124,792              17,937,769
                                      -----------             -----------

                                      $18,871,957             $18,671,318
                                      ===========             ===========











            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended                 Nine Months Ended
                                                             September 30,                   September 30,
                                                       1997          1996               1997             1996
                                                     --------      --------          ----------       ----------
Revenues:
  Rental income from
    operating leases                                 $522,972      $559,524          $1,567,356        1,672,199
  Contingent rental income                             22,393        24,516              22,393           39,155
  Interest and other
    income                                             17,521         7,332              34,466           17,790
                                                     --------      --------          ----------       ----------
                                                      562,886       591,372           1,624,215        1,729,144
                                                     --------      --------          ----------       ----------

Expenses:
  General operating and
    administrative                                     33,496        30,863              93,225          104,945
  Bad debt expense                                         -             -               18,033               -
  Professional services                                 3,557         5,438              13,907           18,121
  Real estate taxes                                        -          1,181               1,259            3,861
  State and other taxes                                    -             -               10,403            4,255
  Depreciation and
    amortization                                      101,486       105,399             312,034          316,197
                                                     --------      --------          ----------       ----------
                                                      138,539       142,881             448,861          447,379
                                                     --------      --------          ----------       ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Gain on Sale
  of Land and Buildings                               424,347       448,491           1,175,354        1,281,765

Equity in Earnings of
  Joint Ventures                                       40,610        38,423             333,517          112,764

Gain on Sale of Land and
  Buildings                                           301,901            -              460,152               -
                                                     --------      --------          ----------       ---------

Net Income                                           $766,858      $486,914          $1,969,023       $1,394,529
                                                     ========      ========          ==========       ==========

Allocation of Net Income:
  General partners                                   $  5,636      $  4,869          $   17,583       $   13,945
  Limited partners                                    761,222       482,045           1,951,440        1,380,584
                                                     --------      --------          ----------       ----------

                                                     $766,858      $486,914          $1,969,023       $1,394,529
                                                     ========      ========          ==========       ==========

Net Income Per Limited
  Partner Unit                                       $  15.22      $   9.64          $    39.03       $    27.61
                                                     ========      ========          ==========       ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                          50,000        50,000              50,000           50,000
                                                     ========      ========          ==========       ==========












            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                    Nine Months Ended             Year Ended
                                      September 30,              December 31,
                                           1997                      1996
                                    -----------------            -----------

General partners:
  Beginning balance                   $   342,375                $   323,705
  Net income                               17,583                     18,670
                                      -----------                -----------
                                          359,958                    342,375
                                      -----------                -----------

Limited partners:
  Beginning balance                    17,595,394                 18,123,103
  Net income                            1,951,440                  1,848,291
  Distributions ($35.64 and
    $47.52 per limited partner
    unit, respectively)                (1,782,000)                (2,376,000)
                                      -----------                -----------
                                       17,764,834                 17,595,394
                                      -----------                -----------

Total partners' capital               $18,124,792                $17,937,769
                                      ===========                ===========










            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                       September 30,
                                                1997                 1996
                                            -----------           -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                            $ 1,579,694           $ 1,773,495
                                            -----------           -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and buildings                       1,259,417                    -
        Additions to land and buildings
          on operating leases                   (29,526)                   -
        Return of capital from joint
          venture                               124,440                    -
        Increase in restricted cash          (1,259,417)                   -
        Payment of lease costs                   (4,507)               (1,930)
        Increase in other assets                     -                 (7,580)
                                            -----------           -----------
            Net cash provided by (used
              in) investing activities           90,407                (9,510)
                                            -----------           -----------

    Cash Flows from Financing
      Activities:
        Proceeds from loans from
          corporate general partner             721,000               105,900
        Repayment of loans from
          corporate general partner            (721,000)             (105,900)
        Distributions to limited
          partners                           (1,782,000)           (1,782,000)
                                            -----------           -----------
            Net cash used in financing
              activities                     (1,782,000)           (1,782,000)
                                            -----------           -----------

Net Decrease in Cash and Cash
  Equivalents                                  (111,899)              (18,015)

Cash and Cash Equivalents at Beginning
  of Period                                     318,756               360,062
                                            -----------           -----------

Cash and Cash Equivalents at End of
  Period                                    $   206,857           $   342,047
                                            ===========           ===========









           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

                                                     Nine Months Ended
                                                       September 30,
                                                1997                 1996
                                            -----------           -----------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Mortgage note accepted in exchange
      for sale of land and building         $    42,000           $        -
                                            ===========           ===========

    Distributions declared and unpaid
      at end of period                      $   594,000           $   594,000
                                            ===========           ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In September 1997, the Partnership sold its property in Jacksonville, Florida, to an unrelated third party, for $675,000 and received net sales proceeds (net of $3,827 which represents amounts due to the former tenant for prorated rent) of $635,535, resulting in a gain of $301,901 for financial reporting purposes. This property was originally acquired by the Partnership in September 1987 and had a cost of approximately $405,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $234,000 in excess of its original purchase price.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


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

         In June 1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Darryl's property in Greensboro, North Carolina. As of September 30, 1997, the Partnership and the other joint venture partner had received approximately $124,400 and $70,000, respectively, representing a return of capital, for the remaining unreinvested net sales proceeds. As of September 30, 1997, the Partnership owned a 64 percent interest in the profits and losses of the joint venture.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                 September 30,      December 31,
                                                      1997              1996

                  Land and buildings on
                    operating leases, less
                    accumulated depreciation      $2,333,983        $2,664,752
                  Net investment in direct
                    financing lease                  519,751                -
                  Cash                                34,408            21,905
                  Receivables                             -              9,980
                  Accrued rental income               87,951            70,782
                  Other assets                           362            44,263
                  Liabilities                         34,555            28,558
                  Partners' capital                2,941,900         2,783,124
                  Revenues                           270,985           363,338
                  Gain on sale                       360,002                -
                  Net income                         575,728           250,026

         The Partnership recognized income totalling $333,517 and $112,764 for the nine months ended September 30, 1997 and 1996, respectively, from these joint ventures, $40,610 and $38,423 of which was earned for the quarters ended September 30, 1997 and 1996, respectively.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


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

5.       Restricted Cash:

         As of September 30, 1997, the net cash sales proceeds of $1,259,417 from the sale of the properties in Eagan, Minnesota, and Jacksonville, Florida plus accrued interest of $5,429, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire additional properties on behalf of the Partnership.

6.       Concentration of Credit Risk:

         The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnerships' total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with an affiliate) for at least one of the quarters ended September 30:

                                                       1997              1996
                                                     --------          --------

                  Golden Corral Corporation          $294,197          $293,073
                  Kentucky Fried Chicken of
                    California, Inc.                  181,653           181,817
                  Restaurant Management Services,
                    Inc.                              171,329           171,329

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


6.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with an affiliate) for at least one of the quarters ended September 30:
                                                1997              1996
                                              --------          ---------

                  Wendy's Old Fashioned
                    Hamburger Restaurants     $320,419          $316,337
                  Golden Corral Family
                    Steakhouse Restaurants     294,197           293,073
                  KFC                          222,705           276,969
                  Denny's                      174,494           293,113
                  Popeyes Famous Fried
                    Chicken Restaurants        171,329           171,329

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

7.       Commitments:

         In February 1997, the Partnership entered into a sales contract with a third party to sell the Denny's property in Plant City, Florida. In addition, in September 1997, the Partnership entered into sales contracts with the tenant to sell the two Wendy's properties in Farmington Hills, Michigan. The Denny's and Wendy's properties were sold in October 1997 (see Note 8).

         In September 1997, the Partnership entered into a sales contract with a third party to sell the Pizza Hut property in Mathis, Texas. The general partners believe that the anticipated sales price for the property in Mathis, Texas will exceed the carrying cost associated with the property; however, the sale of this property had not occurred as of October 31, 1997.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


8.       Subsequent Event:

         In October 1997, the Partnership sold its property in Plant City, Florida, to a third party for $931,006 and received net sales proceeds of $910,061, resulting in a gain of approximately $223,300 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in an additional property.

         In addition, in October 1997, the Partnership sold the Wendy's property (10-mile Road) in Farmington Hills, Michigan, for $746,000 and received net sales proceeds (net of $5,020 which represents amounts due for prorated rent) of $734,126, resulting in a gain of approximately $190,100 for financial reporting purposes. In addition, the Partnership sold the other Wendy's property (12-mile Road) in Farmington Hills, Michigan, for $975,000 and received net sales proceeds (net of $6,557 which represents amounts due for prorated rent) of $958,587, resulting in a gain of approximately $249,000 for financial reporting purposes. In connection with the sale of both of the Farmington Hills, Michigan properties, the Partnership also received $214,000 from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the leases. The Partnership intends to reinvest the net sales proceeds from both properties in additional properties.

         In addition, in October 1997, the Partnership reinvested the net cash sales proceeds of approximately $623,900 from the sale in June 1997, of the property in Eagan, Minnesota, in a Boston Market property in Mesa, Arizona, as tenants-in-common with an affiliate of the general partners. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to each co-venturer's interest. The Partnership owns an approximate 57 percent interest in the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 38 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,579,694 and $1,773,495 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash from operations for the nine months ended September 30, 1997, as compared with the nine months ended September 30, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1997.

         In January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its Property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The Property was originally contributed to Show Low Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $306,500 in excess of its original purchase price. In June 1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Darryl's Property in Greensboro, North Carolina. As of September 30, 1997, the Partnership and the other joint venture partner had received approximately $124,400 and $70,000, respectively, representing a return of capital, for the remaining unreinvested net sales proceeds.

         In June 1997, the Partnership sold its Property in Eagan, Minnesota, to the tenant, for $668,033 and received net sales proceeds of $665,882, of which $42,000 were in the form of a promissory note, resulting in a gain of $158,251 for financial reporting purposes. This Property was originally acquired by the

Partnership in August 1987 and had a cost of approximately $601,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the
Partnership sold the Property for approximately $64,800 in excess of its original purchase price. As of September 30, 1997, the net cash sales proceeds of $623,882 plus accrued interest of $6,095, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. In October 1997, the Partnership reinvested the net cash sales proceeds of approximately $623,900 in a Boston Market Property in Mesa, Arizona as tenants-in-common with an affiliate of the general partners. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's interest. The Partnership owns an approximate 57 percent interest in the Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Eagan, Minnesota, and the reinvestment of the proceeds in a Boston Market Property in Mesa, Arizona, will qualify as a like-kind exchange transaction for federal income tax purposes. The Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale of the Property in Eagan, Minnesota.

         In connection with the sale in June 1997 of its Property in Eagan, Minnesota, the Partnership accepted a promissory note in the principal sum of $42,000. The promissory note bears interest at a rate of 10.50% per annum, is collateralized by personal property and is being collected in 18 monthly installments of interest only and thereafter, the entire principal sum shall become due.

         In September 1997, the Partnership sold its Property in Jacksonville, Florida, to an unrelated third party, for $675,000 and received net sales proceeds (net of $3,827 which represents amounts due to the former tenant for prorated rent) of $635,535, resulting in a gain of $301,901 for financial reporting purposes. This Property was originally acquired by the Partnership in September 1987 and had a cost of approximately $405,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $234,000 in excess of its original purchase price. As of September 30, 1997, the net sales proceeds of $635,535 plus accrued interest of $1,284 less escrow fees of $1,950, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Jacksonville, Florida and the reinvestment of the proceeds will be structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         In January, April and July 1997, the Partnership entered into promissory notes with the corporate general partner for loans in the amounts of $147,000, $224,000 and $350,000, respectively, in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of September 30, 1997, the Partnership had repaid the loans in full to the corporate general partner.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1997, the Partnership had $206,857 invested in such short-term investments, as compared to $318,756 at December 31, 1996. The funds remaining at September 30, 1997, will be used towards the payment of distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, increased to $747,165 at September 30, 1997, from $733,549 at December 31, 1996. Liabilities at September 30, 1997, to the extent they exceed cash and cash equivalents at September 30, 1997, will be paid from future cash from operations, from the loan received from the corporate general partner in October 1997 described above, and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

         In February 1997, the Partnership entered into a sales contract with an unrelated third party to sell the Denny's Property in Plant City, Florida. In October 1997, the Partnership sold this Property for $931,006 and received net sales proceeds of $910,061, resulting in a gain of approximately $223,300 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in an additional Property.

         In September 1997, the Partnership entered into sales contracts with the tenant to sell the two Wendy's Properties in Farmington Hills, Michigan. In October 1997, the Partnership sold the Wendy's Property (10-mile Road) in Farmington Hills, Michigan, for $746,000 and received net sales proceeds (net of $5,020 which represents amounts due for prorated rent) of $734,126, resulting in a gain of approximately $190,100 for financial reporting purposes. In addition, the Partnership sold the other Wendy's Property (12- mile Road) in Farmington Hills, Michigan, for $975,000 and received net sales proceeds (net of $6,557 which represents amounts due for prorated rent) of $958,587, resulting in a gain of approximately $249,000 for financial reporting purposes. In connection with the sale of both of the Farmington Hills, Michigan Properties, the Partnership also received $214,000 from the former tenant in consideration of the
Partnership's releasing the tenant from its obligation under the terms of the leases. The Partnership intends to reinvest the net sales proceeds from both Properties in additional Properties.

         In September 1997, the Partnership entered into a sales contract with an unrelated third party to sell the Pizza Hut Property in Mathis, Texas. The general partners believe that the anticipated sales price for this Property will exceed the carrying cost associated with the Property; however, the sale of this Property had not occurred as of October 31, 1997. The Partnership intends to reinvest the net sales proceeds in a replacement Property.

         Based on current and anticipated future cash from operations, the loans received from the corporate general partner in January, April and July 1997, and the $214,000 in termination fees it received in conjunction with the sale of the two Properties in Farmington Hills, Michigan, in October 1997, as discussed above, the Partnership declared distributions to limited partners of $1,782,000 for each of the nine months ended September 30, 1997 and 1996 ($594,000 for each of the quarters ended September 30, 1997 and 1996). This represents distributions for each applicable nine months of $35.64 per unit ($11.88 per unit for each of the quarters ended September 30, 1997 and 1996). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During each of the nine months ended September 30, 1997 and 1996, the Partnership owned and leased 36 wholly owned Properties (including one Property in Eagan, Minnesota, which was sold in June 1997 and one Property in
Jacksonville, Florida, which was sold in September 1997) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $1,567,356 and $1,672,199, respectively, in rental income from these Properties, $522,972 and $559,524 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. Rental income decreased approximately $36,600 and $104,800 during the quarter and nine months ended September 30, 1997, respectively. Approximately $25,700 and $63,200 of the decrease for the quarter and nine months ended September 30, 1997, respectively, resulted from the fact that in February 1997, the Partnership discontinued billing the former tenant of the Property in Plant City, Florida, in connection with the sales contract entered into by the Partnership and an unrelated third party, in February 1997, as discussed above in "Liquidity and Capital Resources." In addition, approximately $18,000 and $54,100 of the decrease for the quarter and nine months ended September 30, 1997, respectively, resulted from the Partnership increasing its allowance for doubtful accounts and then selling the Property in Eagan, Minnesota, in June 1997, as discussed above in "Liquidity and Capital Resources". In connection with the sale, the Partnership wrote-off the allowance for doubtful accounts.

         The decrease in rental income was partially offset by an increase of approximately $6,100 for the quarter and nine months ended September 30, 1997 due to the fact that rental payments began in July 1997 under the new lease for the Property in Lombard, Illinois.

         For the nine months ended September 30, 1996, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and one Property as tenants-in-common with an affiliate of the general partners and for the nine months ended September 30, 1997, the Partnership owned and leased four Properties indirectly through joint venture arrangements (including one Property in Show Low Joint Venture, which was sold in January 1997) and one Property as tenants-in-common with an affiliate of the general partners. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $333,517 and $112,764, respectively, attributable to net income earned by these joint ventures, $40,610 and $38,423 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures is primarily attributable to the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property in January 1997, as described above in "Liquidity and Capital Resources". Show Low Joint Venture reinvested the majority of the net sales proceeds in an additional property in June 1997.

         During the nine months ended September 30, 1997, three of the Partnership's lessees, Golden Corral Corporation, Restaurant Management Services, Inc. and Kentucky Fried Chicken of California, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). As of September 30, 1997, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to four restaurants and Kentucky Fried Chicken of California, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases Golden Corral Corporation will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1997 and subsequent years. In addition, five Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Denny's, KFC, Popeyes Famous Fried Chicken Restaurants and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income during the nine months ended September 30, 1997 (including the Partnership's share of the rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). During the remainder of 1997 and subsequent years, it is anticipated that Golden Corral Family Steakhouse Restaurants, Denny's, KFC and Wendy's Old Fashioned Hamburger Restaurants each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization, were $448,861 and $447,379 for the nine months ended September 30, 1997 and 1996, respectively, of which $138,539 and $142,881 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The increase in operating expenses during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is due to the fact that the Partnership wrote-off past due rental amounts relating to the Property in Eagan, Minnesota, in conjunction with the sale of this Property, in June 1997. The increase was partially offset by the decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         As a result of the sales of the Properties in Eagan, Minnesota and Jacksonville, Florida, as discussed above in "Liquidity and Capital Resources," the Partnership recognized a gain of $301,901 and $460,152 for financial reporting purposes during the quarter and nine months ended September 30, 1997, respectively. No Properties were sold during the quarter and nine months ended September 30, 1996.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 1997.


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