Form 10-K405
period 1997-12-31
CNL INCOME FUND II LTD
filed 1998-03-31
CIK 806510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the
"Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,300,178, and were used to acquire, either directly or indirectly through joint venture arrangements, 39 Properties. During the year ended December 31, 1993, the Partnership sold its Property in Salisbury, North Carolina, and reinvested the majority of the net sales proceeds in a Jack in the Box Property in Lubbock, Texas. The remaining net sales proceeds were used to distribute to limited partners amounts sufficient to pay state and federal income taxes, to pay Partnership expenses and to meet other working capital needs of the Partnership. During the year ended December 31, 1994, the Partnership sold two of its Properties in Graham, Texas, and Medina, Ohio, and reinvested the net sales proceeds in two Checkers Properties, consisting of only land, located in Fayetteville and Atlanta, Georgia, and a Kenny Rogers Roasters Property in Arvada, Colorado, which is owned as tenants-in-common with an affiliate of the General Partners. During the year ended December 31, 1997, the Partnership sold its Properties in Eagan, Minnesota; Jacksonville, Florida; Farmington Hills (10-mile Road), Michigan; Farmington Hills (12-mile Road), Michigan; Plant City, Florida; Mathis, Texas and Avon Park, Florida and reinvested a portion of these net sales proceeds in a Property in Mesa, Arizona, a Property in Smithfield, North Carolina and a Property in Vancouver, Washington, all of which are owned as tenants-in-common with affiliates of the General Partners. In addition, during 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its Property in Show Low, Arizona to the tenant and reinvested the net sales proceeds in a Property in Greensboro, North Carolina. As a result of the above transactions, as of December 31, 1997, the Partnership owned 36 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common. The lessee of the two Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. In January 1998, the Partnership reinvested the net sales proceeds from the 1997 sales of the Properties in Jacksonville, Florida and Mathis, Texas in a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from four to 20 years (the average being 16 years), and expire between 1999 and 2016. The leases are on a triple-net basis, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $8,100 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

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

         During the year ended December 31, 1997, the Partnership reinvested net sales proceeds from the sales of its Properties in Eagan, Minnesota, Farmington Hills (10-mile Road), Michigan and Plant City, Florida in a Property in Mesa, Arizona, a Property in Smithfield, North Carolina and a Property in Vancouver, Washington, all of which are owned as tenants-in-common with affiliates of the General Partners. The lease terms for these Properties are substantially the same as the Partnership's other leases as described above in the first three paragraphs of this section.

         In January 1998, the Partnership reinvested the net sales proceeds from the 1997 sales of the Properties in Jacksonville, Florida and Mathis, Texas in a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. The lease terms for these Properties are substantially the same as the Partnership's other leases as described above in the first three paragraphs of this section.

Major Tenants

         During 1997, two lessees of the Partnership, Golden Corral Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures and four Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to six restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), KFC, Popeyes Famous Fried Chicken Restaurants ("Popeyes") and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental income in 1997 (including the Partnership's share of the rental income from three Properties owned by joint ventures and four Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. As of December 31, 1997, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         In addition to the above joint venture agreements, in September 1994, the Partnership entered into an agreement to hold a Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 33.87% interest in this Property.

         In addition, during the year ended December 31, 1997, the Partnership entered into three separate agreements to hold a Property in Mesa, Arizona, a Property in Smithfield, North Carolina and a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-venturer's percentage interest. The Partnership owns a 57.77%, 47% and 37.01% interest, in these Properties in Mesa, Arizona; Smithfield, North Carolina and Vancouver, Washington, respectively.

         In addition, in January 1998, the Partnership entered into two agreements to hold an IHOP Property in Overland Park, Kansas and an IHOP Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-venturer's percentage interest. The Partnership owns a 39.42% and a 13.38% interest in the Properties in Overland Park, Kansas and Memphis, Tennessee, respectively.

Property Management

         CNL Income Fund Advisors, Inc., an affiliate of the General Partners, acted as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership through September 30, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

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


Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 36 Properties located in 15 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,500 to 86,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the two Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,300 to 9,900 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of the leases with each of the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases six Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2002 and 2012) and the average minimum base annual rent is approximately $91,800 (ranging from approximately $56,200 to $152,700).

         Restaurant Management Services, Inc. leases four Popeyes restaurants. The initial term of each lease is from 12 to 20 years (expiring between 2000 and 2008) and the average minimum base annual rent is approximately $57,100 (ranging from approximately $50,400 to $64,400).

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 13, 1998, there were 2,213 holders of record of the Units. There is no public trading market for the Units and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan has been $475 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions.

                                                     1997 (1)                           1996 (1)
                                          ------------------------------        ----------------------
                                            High       Low      Average        High       Low      Average
         First Quarter                       $500      $465        $478         $475      $470        $472
         Second Quarter                       500       411         447          500       400         473
         Third Quarter                        500       424         464          447       388         417
         Fourth Quarter                       475       450         461          475       392         436

(1) A total of 477 and 505 Units were transferred other than pursuant to the Plan for the years ended December 31, 1997 and 1996, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $2,376,000 to the Limited Partners. The General Partners expect to distribute some or all of the net sales proceeds from the sale of one of the Properties in Farmington Hills, Michigan and from the Property in Avon Park, Florida, to the Limited Partners. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, is expected to reduce the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, is expected to result in a decrease in cash distributions to the Limited Partners during 1998.
Distributions of $594,000 were declared at the close of each of the Partnership's calendar quarters during 1997 and 1996 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.


Item 6.  Selected Financial Data

                                      1997           1996           1995           1994           1993
                                 -------------  -------------  -------------  -------------  ---------
Year ended December 31:
   Revenues (1)                    $ 2,547,854    $ 2,455,884   $  2,455,754   $  2,323,678   $  2,390,534
   Net income (2)3,639,880           1,866,961      1,838,517      1,925,517      1,850,532
   Cash distributions
      declared (3)                   2,376,000      2,376,000      2,376,000      2,376,000      2,438,500
   Net income per Unit (2)               72.18          36.97          36.40          38.14          36.65
   Cash distributions
      declared per Unit (3)              47.52          47.52          47.52          47.52          48.77

At December 31:
   Total assets                    $19,959,059    $18,617,318    $19,110,615    $19,736,258    $20,073,496
   Partners' capital                19,201,649     17,937,769     18,446,808     18,984,291     19,273,774

   (1) Revenues include equity in earnings of joint ventures.

   (2) Net income for the years ended December 31, 1997, 1994 and 1993, includes $1,476,124, $70,554 and $161,025, respectively, from gain on sale of land and buildings. In addition, net income for the year ended

         December 31, 1994, includes $29,904 from a loss on sale of land and building. Net income for the years ended December 31, 1997 and 1994 also includes lease termination income of $214,000 and $198,482, respectively, recognized by the Partnership in connection with consideration the Partnership received for releasing the former tenants from their obligations under the terms of the leases of three of the Properties sold.

   (3) Distributions for the year ended December 31, 1993, include a special distribution of $62,500 to the Limited Partners, which primarily represented percentage rents collected during the respective years.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 36 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1997, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,157,912, $2,347,731 and $2,168,367 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in cash from operations during 1997, as compared to 1996, is primarily a result of changes in the Partnership's working capital, and the increase in cash from operations during 1996, as compared to 1995, is primarily a result of changes in income and expenses as described in "Results of Operations" below, and as a result of changes in the Partnership's working capital. Cash from operations was also affected by the following transactions during the years ended December 31, 1997, 1996 and 1995.

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

         In March 1996, the Partnership accepted a promissory note from the former tenant of the Property in Gainesville, Texas, in the amount of $96,502, representing past due rental and other amounts that had been included in receivables and for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $2,156, including interest at a rate of 11 percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership established an allowance for doubtful accounts and is recognizing income as collected. During 1997, the Partnership collected and recognized as income approximately $18,100 relating to this promissory note. As of December 31, 1997 and 1996, the balances in the allowance for doubtful accounts relating to this promissory note were $74,590 and $92,987, respectively, including accrued interest of $2,654 and $3,493, respectively.

         Other sources and uses of capital included the following during the years ended December 31, 1997, 1996 and 1995.

         In November 1995, the Partnership entered into a new lease for the Property in Lombard, Illinois. In connection therewith, the Partnership incurred approximately $40,600 in renovation costs which were paid during the years ended December 31, 1996 and 1997. Additional renovation costs of $25,000 were funded by the tenant, in accordance with the terms of the lease. The renovations were completed in November 1996 and rental payments commenced in July 1997, in accordance with the terms of the lease.

         In January 1996, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $26,300 in connection with the operations of the Partnership. The loan, which was uncollateralized and bore interest at a rate of prime plus 0.25% per annum was due on demand. The Partnership repaid the loan in full, along with approximately $200 in interest, to the corporate General Partner. In addition, in 1996, the Partnership entered into various promissory notes with the corporate General Partner for loans totalling $177,600 in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of December 31, 1996, the Partnership had repaid the loans in full to the corporate General Partner. In addition, in 1997, the Partnership entered into various promissory notes with the corporate General Partner for loans totalling $721,000 in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of December 31, 1997, the Partnership had repaid the loans in full to the corporate General Partner.

         In January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its Property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The Property was originally contributed to Show Low Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $306,500 in excess of its original purchase price. In June 1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Darryl's Property in Greensboro, North Carolina. As of December 31, 1997, the Partnership had received approximately $124,400 representing a return of capital for its pro-rata share of the uninvested net sales proceeds. The Partnership used these amounts to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners.

         During 1997, the Partnership sold its Property in Eagan, Minnesota, to the tenant, for $668,033 and received net sales proceeds of $665,882, of which $42,000 were in the form of a promissory note, resulting in a gain of $158,251 for financial reporting purposes. This Property was originally acquired by the Partnership in August 1987 and had a cost of approximately $601,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the
Partnership sold the Property for approximately $64,800 in excess of its original purchase price. In October 1997, the Partnership reinvested the net cash sales proceeds of approximately $623,900 in a Property in Mesa, Arizona, as tenants-in-common with an affiliate of the General Partners. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's interest. The Partnership owns a 57.77% interest in the Property. The Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In connection with the sale during 1997 of its Property in Eagan, Minnesota, the Partnership accepted a promissory note in the principal sum of $42,000. The promissory note bears interest at a rate of 10.50% per annum, is collateralized by personal property and is being collected in 18 monthly installments of interest only and thereafter, the entire principal balance shall become due. As of December 31, 1997, the mortgage note receivable was $42,734, including accrued interest of $734.

         In addition, during 1997, the Partnership sold its Properties in Jacksonville, Plant City and Avon Park, Florida; its Property in Mathis, Texas and two Properties in Farmington Hills, Michigan to third parties for aggregate sales prices of $4,162,006 and received aggregate net sales proceeds (net of $18,430, which represents amounts due to the former tenant for prorated rents) of $4,035,196, resulting in aggregate gains of $1,317,873 for financial reporting purposes. These six Properties were originally acquired by the Partnership during 1987 and had aggregate costs of approximately $3,338,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these six Properties for approximately $714,400, in the aggregate, in excess of their original aggregate purchase prices. During 1997, the Partnership reinvested approximately $1,512,400 of these net sales proceeds in a Property in Vancouver, Washington, and a Property in Smithfield, North Carolina, as tenants-in-common with affiliates of the General Partners. As of December 31, 1997, remaining net sales proceeds from five of the six Properties of $2,470,175, including accrued interest of $12,505, were being held in interest bearing escrow accounts. In January 1998, the Partnership reinvested a portion of the net sales proceeds in a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. The General Partners believe that some of the sales transactions, or portions thereof, relating to the sales of these six Properties and the reinvestment of some of the net sales proceeds in additional Properties will qualify as like-kind exchange transactions for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from these sales. The Partnership intends to distribute the remaining net sales proceeds to the Limited Partners. In connection with the sale of both of the Farmington Hills, Michigan Properties, the Partnership also received $214,000 as a lease termination fee from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the leases.

         None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest is or may be encumbered. Subject to certain restrictions on borrowing from the General Partners, however, the Partnership may borrow, in the discretion of the General Partners, for the purpose of maintaining the operations and paying liabilities of the Partnership including quarterly distributions. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not encumber any of the Properties in connection with any borrowing or advances. The Partnership also will not borrow under circumstances which would make the Limited Partners liable to creditors of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $470,194 invested in such short-term investments, as compared to $318,756 at December 31, 1996. The funds remaining at December 31, 1997, will be used for the payment of distributions and other liabilities.

         During 1997, 1996 and 1995, affiliates of the General Partners incurred on behalf of the Partnership $68,555, $103,909 and $95,036, respectively, for certain operating expenses. As of December 31, 1997 and 1996, the Partnership owed $126,284 and $45,078, respectively, to affiliates for such amounts and accounting and administrative services. Amounts payable to other parties, including distributions payable, decreased to $605,826 at December 31, 1997, from $642,163 at December 31, 1996. Liabilities at December 31, 1997, to the extent they exceed cash and cash equivalents at December 31, 1997, will be paid from future cash from operations, from proceeds from sales of Properties as described above, from collections of amounts received in accordance with the agreement relating to past due rents described above, and, in the event the General Partners elect to make additional contributions or loans to the Partnership, from future General Partner contributions or loans.

         Based primarily on current and anticipated future cash from operations,the return of capital from Show Low Joint Venture, a portion of the proceeds received from the sale of Properties as described above, and loans received from the General Partners, the Partnership declared distributions to the Limited Partners of $2,376,000 for each of the years ended December 31, 1997, 1996 and 1995. This represents distributions of $47.52 per Unit for each of the years ended December 31, 1997, 1996 and 1995. The General Partners expect to distribute some or all of the net sales proceeds form the sale of one of the Properties in Farmington Hills, Michigan and from the Property in Avon Park, Florida, to the Limited Partners. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, is expected to reduce the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, is expected to result in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

         During 1995, 1996 and 1997, the Partnership owned and leased 36 wholly owned Properties (including seven Properties, one in each of Eagan, Minnesota, which was sold in June 1997, Jacksonville, Florida, which was sold in September 1997, Plant City, Florida, which was sold in October 1997, Mathis, Texas and Avon Park, Florida which were sold in December 1997 and two Properties in Farmington Hills, Michigan, which were sold in October 1997). In addition, during 1995, 1996 and 1997, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property, and during 1995 and 1996, the Partnership and an affiliate owned and leased one Property as tenants-in-common. During 1997, the Partnership owned and leased four Properties with affiliates as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly, as tenants-in-common with affiliates, or through joint venture arrangements, 36 Properties, which are, in general, subject to long-term triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $8,100 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership earned $2,024,119, $2,224,500 and $2,207,971, respectively, in rental income from the Partnership's wholly owned Properties described above. Rental income for 1997, as compared to 1996, decreased approximately $218,900 primarily as the result of the sales during 1997 of the two Properties in Farmington Hills, Michigan and the Properties in Plant City, Florida; Mathis, Texas; Jacksonville, Florida; Eagan, Michigan and Avon Park, Florida. The decrease in rental income was partially offset by an increase of approximately $12,200 during 1997 due to the fact that rental payments began in July 1997 under the new lease for the Property in Lombard, Illinois, as described above in "Liquidity and Capital Resources." Rental income earned from wholly owned Properties is expected to decrease during 1998 as a result of the Partnership reinvesting the net sales proceeds in Properties held as tenants-in-common with affiliates of the General Partners, and distributing net sales proceeds to the Limited Partners, as described above in "Liquidity and Capital Resources."

         During  the  years  ended  December  31,  1997,   1996  and  1995,  the
Partnership also earned $68,920, $79,313 and $70,159, respectively, in contingent rental income. The decrease in contingent rental income for 1997, as compared to 1996, is primarily due to the sales of several Properties, the leases of which required the payment of contingent rental income. Contingent rental income for the year ended December 31, 1996, as compared to 1995, increased primarily as a result of an increase in gross sales of certain restaurant Properties that are subject to leases requiring the payment of contingent rental income.

         For the years ended December 31, 1997, 1996 and 1995 , the Partnership also earned $389,915, $130,996 and $153,677, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures is primarily attributable to the fact that Show Low

Joint Venture, in which the Partnership owns a 64 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property in January 1997, as described above in "Liquidity and Capital Resources." Show Low Joint Venture reinvested the majority of the net sales proceeds in an additional Property in June 1997. In addition, the increase in net income earned by joint ventures during 1997, as compared to 1996, is attributable to the fact that during 1997, the Partnership acquired an interest in a Property in Mesa, Arizona, a Property in Smithfield, North Carolina and a Property in Vancouver, Washington, all of which are owned with affiliates as tenants-in-common, as described above in "Liquidity and Capital Resources." The increase in net income earned by joint ventures during 1997, as compared to 1996, and the decrease in net income earned by joint ventures during 1996, as compared to 1995, is primarily a result of a the fact that during 1996, the former tenant of the Property in Arvada, Colorado,owned with an affiliate as tenants-in-common, defaulted under the terms of its lease. The Partnership and the affiliate, as tenants-in-common, entered into a new lease for this Property with a new tenant during 1996.

         During at least one of the years ended December 31, 1997, 1996 and 1995, two of the Partnership's lessees, Golden Corral Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from three Properties owned by joint ventures and four Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to six restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, Golden Corral Corporation will continue to contribute more than ten percent of the Partnership's total rental income during 1998 and subsequent years. In addition, during at least one of the three years ending December 31, 1997, 1996 and 1995, five Restaurant Chains, Golden Corral, Popeyes, KFC, Denny's and Wendy's, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures and four Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that Golden Corral, Popeyes, KFC and Wendy's each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $598,098, $588,923 and $617,237 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in operating expenses during 1997, as compared to 1996, is partially due to the fact that the Partnership recorded bad debt expense for past due rental amounts relating to the Property in Eagan, Minnesota, due to financial difficulties of the tenant. This Property was sold in June 1997, as described above in "Liquidity and Capital Resources." The increase in operating expenses during 1997, as compared to 1996, was also attributable to, and the decrease in operating expenses during 1996, as compared to 1995, was partially offset by, an increase in accounting and administrative expenses associated with operating the Partnership and its Properties.

         The increase in operating expenses during 1997, as compared to 1996, was partially offset by a decrease in depreciation expense which resulted from the sale of the seven Properties during 1997, as described above in "Liquidity and Capital Resources." The decrease in operating expenses during 1996, as compared to 1995, was primarily a result of the fact that during 1995, the Partnership expensed the balance of unamortized lease costs totalling approximately $35,600, relating to the original lease for the Property in Gainesville, Texas, following the termination of such lease during the year ended December 31, 1995.

         As a result of the sales of the two Properties in Farmington Hills, Michigan and the Properties in Eagan, Minnesota; Jacksonville, Florida; Plant City, Florida; Mathis, Texas and Avon Park, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized gains totalling $1,476,124 during the year ended December 31, 1997, for financial reporting purposes. In addition, in connection with the sale of the Properties in Farmington Hills, Michigan, the Partnership also received $214,000 as a lease termination fee from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the leases. No such transactions occurred during the years ended December 31, 1996 and 1995.

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on their computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund II, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand, L.L.P.
---------------------------------


Orlando, Florida
February 2, 1998

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                          December 31,
              ASSETS                                1997              1996
              ------                             -----------       -------

Land and buildings on operating
  leases, less accumulated
  depreciation                                   $13,164,568       $16,803,789
Investment in joint ventures                       3,568,155         1,314,386
Mortgage note receivable                              42,734                -
Cash and cash equivalents                            470,194           318,756
Restricted cash                                    2,470,175                -
Receivables, less allowance for
  doubtful accounts of $83,254
  and $126,036                                        80,577            99,185
Prepaid expenses                                       5,510             4,819
Lease costs, less accumulated
  amortization of $11,520 and
  $7,537                                               9,043            13,026
Accrued rental income                                148,103           117,357
                                                 -----------       -----------

                                                 $19,959,059       $18,671,318
                                                 ===========       ===========


  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     7,170       $    12,188
Accrued construction costs payable                        -             29,526
Accrued and escrowed real estate
  taxes payable                                        4,656             6,449
Distributions payable                                594,000           594,000
Due to related parties                               126,284            45,078
Rents paid in advance and deposits                    25,300            46,308
                                                 -----------       -----------
    Total liabilities                                757,410           733,549

Partners' capital                                 19,201,649        17,937,769
                                                 -----------       -----------

                                                 $19,959,059       $18,671,318
                                                 ===========       ===========












                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME



                                                                                Year Ended December 31,
                                                                   1997                1996               1995
                                                                ----------          ----------         -------
Revenues:
  Rental income from operating
    leases                                                      $2,024,119          $2,224,500         $2,207,971
  Contingent rental income                                          68,920              79,313             70,159
  Interest and other income                                         64,900              21,075             23,947
                                                                ----------          ----------         ----------
                                                                 2,157,939           2,324,888          2,302,077
                                                                ----------          ----------         ----------

Expenses:
  General operating and admini-
    strative                                                       137,924             131,628            121,317
  Professional services                                             21,576              26,634             25,161
  Bad debt expense                                                  27,965                  -               4,745
  Real estate taxes                                                    410               4,647              3,588
  State and other taxes                                             10,403               4,255              5,633
  Depreciation and amortization                                    399,820             421,759            456,793
                                                                ----------          ----------         ----------
                                                                   598,098             588,923            617,237
                                                                ----------          ----------         ----------

Income Before Equity in Earnings
  of Joint Ventures, Gain on Sale
  of Land and Buildings and
  Lease Termination Income                                       1,559,841           1,735,965          1,684,840

Equity in Earnings of Joint
  Ventures                                                         389,915             130,996            153,677

Gain on Sale of Land and Buildings                               1,476,124                  -                  -

Lease Termination Income                                           214,000                  -                  -
                                                                ----------          ----------         ---------

Net Income                                                      $3,639,880          $1,866,961         $1,838,517
                                                                ==========          ==========         ==========

Allocation of Net Income:
  General partners                                              $   30,736          $   18,670         $   18,385
  Limited partners                                               3,609,144           1,848,291          1,820,132
                                                                ----------          ----------         ----------

                                                                $3,639,880          $1,866,961         $1,838,517
                                                                ==========          ==========         ==========

Net Income Per Limited Partner
  Unit                                                          $    72.18          $    36.97         $    36.40
                                                                ==========          ==========         ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                                       50,000              50,000             50,000
                                                                ==========          ==========         ==========




                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995



                                    General Partners                           Limited Partners
                                            Accumu-                                       Accumu-
                                 Contri-    lated         Contri-         Distri-         lated       Syndication
                                 butions   Earnings       butions         butions        Earnings        Costs         Total
                                 --------  --------     -----------    ------------    -----------    -----------   --------
Balance, December 31, 1994       $162,000  $143,320     $25,000,000    $(17,941,377)   $14,310,170    $(2,689,822)  $18,984,291

  Distributions to limited
    partners ($47.52 per
    limited partner unit)              -         -               -       (2,376,000)            -              -     (2,376,000)
  Net income                           -     18,385              -               -       1,820,132             -      1,838,517
                                 --------  --------     -----------    ------------    -----------    -----------   -----------

Balance, December 31, 1995        162,000   161,705      25,000,000     (20,317,377)    16,130,302     (2,689,822)   18,446,808

  Distributions to limited
    partners ($47.52 per
    limited partner unit)              -         -               -       (2,376,000)            -              -     (2,376,000)
  Net income                           -     18,670              -               -       1,848,291             -      1,866,961
                                 --------  --------     -----------    ------------    -----------    -----------   -----------

Balance, December 31, 1996        162,000   180,375      25,000,000     (22,693,377)    17,978,593     (2,689,822)   17,937,769

  Distributions to limited
    partners ($47.52 per
    limited partner unit)              -         -               -       (2,376,000)            -              -     (2,376,000)
  Net income                           -     30,736              -               -       3,609,144             -      3,639,880
                                 --------  --------     -----------    ------------    -----------    -----------   -----------

Balance, December 31, 1997       $162,000  $211,111     $25,000,000    $(25,069,377)   $21,587,737    $(2,689,822)  $19,201,649
                                 ========  ========     ===========    ============    ===========    ===========   ===========





                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                  1997                1996               1995
                                                               -----------         -----------        -------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants                             $ 2,054,519         $ 2,295,531        $ 2,198,821
        Distributions from joint
          ventures                                                 147,995             164,718            181,908
        Cash paid for expenses                                     (80,744)           (130,042)          (229,879)
        Interest received                                           36,142              17,524             17,517
                                                               -----------         -----------        -----------
            Net cash provided by
              operating activities                               2,157,912           2,347,731          2,168,367
                                                               -----------         -----------        -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and buildings                                          4,659,078                  -                  -
        Proceeds received from
          tenant in connection with
          termination of leases                                    214,000                  -                  -
        Additions to land and
          buildings on operating
          leases                                                   (29,526)            (11,107)            (4,323)
        Investment in joint ventures                            (2,136,289)                 -                (121)
        Return of capital from
          joint venture                                            124,440                  -                  -
        Decrease (increase) in
          restricted cash                                       (2,457,670)             25,000            (25,000)
        Payment of lease costs                                      (4,507)             (1,930)           (12,426)
        Other                                                           -              (25,000)            25,000
                                                               -----------         -----------        -----------
            Net cash provided by
              (used in) investing
              activities                                           369,526             (13,037)           (16,870)
                                                               -----------         -----------        -----------

    Cash Flows from Financing
      Activities:
        Proceeds from loans from
          corporate general partner                                721,000             203,900                 -
        Repayment of loans from
          corporate general partner                               (721,000)           (203,900)                -
        Distributions to limited
          partners                                              (2,376,000)         (2,376,000)        (2,376,000)
                                                               -----------         -----------        -----------
            Net cash used in
              financing activities                              (2,376,000)         (2,376,000)        (2,376,000)
                                                               -----------         -----------        -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                             151,438             (41,306)          (224,503)

Cash and Cash Equivalents at
  Beginning of Year                                                318,756             360,062            584,565
                                                               -----------         -----------        -----------

Cash and Cash Equivalents at End
  of Year                                                      $   470,194         $   318,756        $   360,062
                                                               ===========         ===========        ===========



                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Year Ended December 31,
                                                                  1997                1996               1995
                                                               -----------         -----------        -------
Reconciliation of Net Income
  to Net Cash Provided by
  Operating Activities:

    Net income                                                 $ 3,639,880         $ 1,866,961        $ 1,838,517
                                                               -----------         -----------        -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                               395,837             417,776            417,614
        Amortization                                                 3,983               3,983             39,179
        Gain on sale of land and
          buildings                                             (1,476,124)                 -                  -
        Lease termination income                                  (214,000)                 -                  -
        Equity in earnings of joint
          ventures, net of distri-
          butions                                                 (241,920)             33,722             28,231
        Decrease (increase) in
          receivables                                               23,799              (8,803)            (1,075)
        Increase in prepaid
          expenses                                                    (691)             (1,570)            (2,211)
        Increase in accrued rental
          income                                                   (30,746)            (33,234)                  (34,086)
        Decrease in other assets                                        -                1,750                 -
        Increase (decrease) in
          accounts payable and
          accrued expenses                                          (2,304)              4,014            (21,043)
        Increase (decrease) in
          due to related parties                                    81,206              35,824            (65,627)
        Increase (decrease) in
          rents paid in advance
          and deposits                                             (21,008)             27,308            (31,132)
                                                               -----------         -----------        -----------
            Total adjustments                                   (1,481,968)            480,770            329,850
                                                               -----------         -----------        -----------

Net Cash Provided by Operating
  Activities                                                   $ 2,157,912         $ 2,347,731        $ 2,168,367
                                                               ===========         ===========        ===========

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Mortgage note accepted as
      consideration in sale of
      land and building                                        $    42,000         $        -         $        -
                                                               ===========         ===========        ==========

    Distributions declared and
      unpaid at December 31                                    $   594,000         $   594,000        $   594,000
                                                               ===========         ===========        ===========




                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


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

         Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the operating method. Under the operating method, land and building leases are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

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

                  Years Ended December 31, 1997, 1996 and 1995


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

         Investment in Joint Ventures - The Partnership's investments in Kirkman Road Joint Venture, Holland Joint Venture and Show Low Joint Venture, and the property in Arvada, Colorado, the property in Mesa, Arizona, the property in Smithfield, North carolina, and the property in
         Vancouver, Washington, for which each property is held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                  Years Ended December 31, 1997, 1996 and 1995

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

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                            1997                   1996
                                         -----------            -------

                  Land                   $ 6,608,400            $ 8,052,723
                  Buildings                9,858,263             12,567,157
                                         -----------            -----------
                                          16,466,663             20,619,880
                  Less accumulated
                    depreciation          (3,302,095)            (3,816,091)
                                         -----------            -----------

                                         $13,164,568            $16,803,789
                                         ===========            ===========

         In June 1997, the Partnership sold its property in Eagan, Minnesota, to the tenant, for $668,033 and received net sales proceeds of $665,882, of which $42,000 were in the form of a promissory note, resulting in a gain of $158,251 for financial reporting purposes. This property was originally acquired by the Partnership in August 1987 and had a cost of approximately $601,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $64,800 in excess of its original purchase price. In October 1997, the Partnership used the net sales proceeds to acquire a property in Mesa, Arizona, as tenants-in-common (see Note 4).

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

3.       Land and Buildings on Operating Leases - Continued:

         In addition, during 1997, the Partnership sold its properties in Jacksonville, Plant City and Avon Park, Florida; its property in Mathis, Texas and two properties in Farmington Hills, Michigan to third parties for aggregate sales prices of $4,162,006 and received aggregate net sales proceeds (net of $18,430, which represents amounts due to the former tenant for prorated rent) of $4,035,196, resulting in aggregate gains of $1,317,873 for financial reporting purposes. These six properties were originally acquired by the Partnership during 1987 and had aggregate costs of approximately $3,338,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these six properties for approximately $714,400, in the aggregate, in excess of their original aggregate purchase prices. During 1997, the Partnership reinvested approximately $1,512,400 of these net sales proceeds in a property in Vancouver, Washington, and a property in Smithfield, North Carolina, as tenants-in-common with affiliates of the General Partners (see Note 4). In January 1998, the Partnership reinvested a portion of these net sales proceeds in a property in Overland Park, Kansas, and a property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners (see Note
         12). In connection with the sale of both of the Farmington Hills, Michigan properties, the Partnership also received $214,000 as a lease termination fee from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the leases.

         Some of the leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized $30,746, $33,234 and $34,086, respectively, of such income.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                                   $ 1,621,842
                  1999                                     1,609,878
                  2000                                     1,538,676
                  2001                                     1,554,429
                  2002                                     1,387,650
                  Thereafter                               6,256,157
                                                         -----------

                                                         $13,968,632

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Investment in Joint Ventures - Continued:

         In June 1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Darryl's property in Greensboro, North Carolina. As of December 31, 1997, the Partnership had received approximately $124,400 representing a return of capital for its pro-rata share of the uninvested net sales proceeds. As of December 31, 1997, the Partnership owned a 64 percent interest in the profits and losses of the joint venture.

         In October 1997, the Partnership used the net sales proceeds from the sale of the property in Eagan, Minnesota (see Note 3) to acquire a property in Mesa, Arizona, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 57.77% interest in this property.

         In December 1997, the Partnership used the net sales proceeds from the sale of one of the properties in Farmington Hills, Michigan, to acquire a property in Smithfield, North Carolina, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 47 percent interest in this property.

         In addition, in December 1997, the Partnership used the net sales proceeds from the sale of the property in Plant City, Florida, to acquire a property in Vancouver, Washington, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 37.01% interest in this property.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Investment in Joint Ventures - Continued:

         Kirkman Road Joint Venture, Holland Joint Venture, Show Low Joint Venture and the Partnership and affiliates, as tenants-in-common in four separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the four properties held as tenants-in-common with affiliates at December 31:

                                                      1997          1996
                                                   ----------    -------

                  Land and buildings on
                    operating leases, less
                    accumulated depreciation       $7,091,781    $2,664,752
                  Net investment in direct
                    financing lease                   518,399            -
                  Cash                                 56,815        21,905
                  Receivables                           4,685         9,980
                  Accrued rental income               102,913        70,782
                  Other assets                            418        44,263
                  Liabilities                          31,673        28,558
                  Partners' capital                 7,743,338     2,783,124
                  Revenues                            399,579       363,338
                  Gain on sale of land and
                    building                          360,002            -
                  Net income                          687,021       250,026

         The Partnership recognized income totalling $389,915, $130,996 and $153,677 for the years ended December 31, 1997, 1996 and 1995, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

5.       Mortgage Note Receivable:

         In connection with the sale in June 1997 of its property in Eagan, Minnesota, the Partnership accepted a promissory note in the amount of $42,000. The promissory note bears interest at a rate of 10.50% per annum, is collateralized by personal property and is being collected in 18 monthly installments of interest only and thereafter, the entire principal balance shall become due. As of December 31, 1997, the mortgage note receivable balance was $42,734, including accrued interest of $734.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

6.       Restricted Cash:

         As of December 31, 1997, remaining net sales proceeds of $2,470,175 from the sales of several properties (see Note 3) including accrued interest of $12,505, were being held in interest-bearing escrow accounts pending the release of funds by the escrow agent to acquire additional properties on behalf of the Partnership and to distribute net sales proceeds to the limited partners.

7.       Receivables:

         In March 1996, the Partnership accepted a promissory note from the former tenant of the property in Gainesville, Texas, in the amount of $96,502, representing past due rental and other amounts, which had been included in receivables and for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $2,156, including interest at a rate of 11 percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership established an allowance for doubtful accounts and is recognizing income as collected. As of December 31, 1997 and 1996, the balances in the allowance for doubtful accounts of $74,590 and $92,987, respectively, including accrued interest of $2,654 and $3,493, respectively, represents the uncollected amounts under this promissory note.

8.       Allocations and Distributions:

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


8.       Allocations and Distributions - Continued:

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

         During each of the years ended December 31, 1997, 1996 and 1995, the Partnership declared distributions to the limited partners of $2,376,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                            1997                1996               1995
                                                         ----------          ----------         -------
                  Net income for
                    financial reporting
                    purposes                             $3,639,880          $1,866,961         $1,838,517

                  Depreciation for
                    financial reporting
                    purposes in excess
                    of depreciation for
                    tax reporting
                    purposes                                 19,440              20,922             20,840

                  Gain on sale of land
                    and buildings for
                    financial reporting
                    purposes in excess
                    of gain for tax
                    reporting purposes                     (638,739)                 -                  -

                  Equity in earnings of
                    joint ventures for
                    tax reporting purposes
                    less than equity in
                    earnings of joint
                    ventures for financial
                    reporting purposes                     (146,161)             (1,240)            (7,297)

                  Allowance for
                    doubtful accounts                       (42,782)             25,225              2,449

                  Accrued rental income                     (30,746)            (33,234)           (34,086)

                  Rents paid in advance                     (21,008)             22,508            (34,132)
                                                         ----------          ----------         ----------

                  Net income for
                    federal income tax
                    purposes                             $2,779,884          $1,901,142         $1,786,291
                                                         ==========          ==========         ==========

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Securities Corp. and CNL Fund Advisors, Inc. James M. Seneff, Jr. is director and chief executive officer of CNL Securities Corp. and is director, chairman of the board of directors and chief executive officer of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is director and president of CNL Securities Corp., is director, vice chairman of the board of directors and treasurer of CNL Fund Advisors, Inc. and served as president of CNL Fund Advisors, Inc through October 1997.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership. In connection therewith, the Partnership agreed to pay Affiliates an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures and the property held as tenants-in-common with an affiliate or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold no property management fees were incurred during the years ended December 31, 1997, 1996 and 1995.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Related Party Transactions - Continued:

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

         During the years ended December 31, 1997, 1996 and 1995, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $78,139, $79,624 and $81,023 for the years ended December 31, 1997, 1996 and 1995, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                           1997         1996
                                                         --------     ------

                  Due to Affiliates:
                    Expenditures incurred on
                      behalf of the Partnership          $ 59,608     $ 21,079
                    Accounting and administrative
                      services                             66,676       23,999
                                                         --------     --------

                                                         $126,284     $ 45,078
                                                         ========     ========

         During 1997, the Partnership acquired a property in Mesa, Arizona, as tenants-in-common with an affiliate of the general partners, for a purchase price of $630,554 from CNL BB Corp., also an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the Partnership's percent of interest in the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


11.      Concentration of Credit Risk:

         The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnerships' total rental income (including the Partner- ship's share of rental income from joint ventures and the four properties held as tenants-in-common with affiliates) for at least one of the years ended December 31:

                                            1997        1996        1995
                                          --------    --------    ------

                  Golden Corral
                    Corporation           $408,333    $403,875    $410,226
                  Restaurant Management
                    Services, Inc.         251,480     243,270     243,358

         In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and four properties held as tenants-in-common with affiliates) for at least one of the years ended December 31:

                                                 1997         1996        1995
                                               --------     --------    ------

                  Golden Corral
                    Family Steakhouse
                    Restaurants                $408,333     $403,875    $410,226
                  Wendy's Old Fashioned
                    Hamburger
                    Restaurants                 381,567      421,165     412,949
                  KFC                           278,348      358,463     352,939
                  Popeyes Famous Fried
                    Chicken Restaurants         251,480      243,270     243,358
                  Denny's                       221,580      388,050     372,639

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


12.      Subsequent Events:

         In January 1998, the Partnership acquired a property in Overland Park, Kansas, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership contributed approximately $634,100 for a 39.42% interest in such property. The Partnership will account for its investment in this property using the equity method since the Partnership will share control with affiliates.

         In addition, in January 1998, the Partnership acquired a property in Memphis, Tennessee, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership contributed $201,300 for a 13.38% interest in such property. The Partnership will account for its investment in this property using the equity method since the Partnership will share control with affiliates.

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne currently serves as Vice Chairman of the Board of Directors and as Treasurer of CNL Fund Advisors, Inc. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. Mr. Walker joined CNL Fund Advisors, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. Mr. Shackelford joined CNL Fund Advisors, Inc. in September 1996. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 13, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 13, 1998, the beneficial ownership interests of the General Partners in the Registrant.

                    Title of Class                   Name of Partner                    Percent of Class
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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                           Method of                              For the Year
             and Recipient                             Computation                        Ended December 31, 1997
Reimbursement to affiliates for          Operating expenses are reimbursed        Operating expenses incurred on
operating expenses.                      at the lower of cost or 90 percent       behalf of the Partnership: $68,555
                                         of the prevailing rate at which
                                         comparable services could have           Accounting and administrative
                                         been obtained in the same                services: $78,139
                                         geographic area.  If the General
                                         Partners or their affiliates loan
                                         funds to the Partnership, the
                                         General Partners or their affiliates
                                         will be reimbursed for the interest
                                         and fees charged to them by the
                                         unaffiliated lenders for such loans.
                                         Affiliates of the General Partners
                                         from time to time incur certain
                                         operating expenses on behalf of
                                         the Partnership for which the
                                         Partnership reimburses the
                                         affiliates without interest.

Annual, subordinated property            One-half of one percent per year            $ - 0 -
management fee to affiliates             of Partnership assets under
                                         management     (valued     at    cost),
                                         subordinated to certain minimum returns
                                         to the Limited  Partners.  The property
                                         management  fee  will  not  exceed  the
                                         lesser   of  one   percent   of   gross
                                         operating  revenues or competitive fees
                                         for  comparable  services.  Due  to the
                                         fact that these fees are non-cumulative
                                         if the Limited  Partners do not receive
                                         their  10%  Preferred   Return  in  any
                                         particular year no property  management
                                         fees  will be due or  payable  for such
                                         year.
==========================================================================================================================



==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                           Method of                              For the Year
             and Recipient                             Computation                        Ended December 31, 1997
Deferred, subordinated real estate       A deferred, subordinated real               $ - 0 -
disposition fee payable to               estate disposition fee, payable
affiliates                               upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee shall be made only if affiliates of
                                         the   General   Partners   provides   a
                                         substantial   amount  of   services  in
                                         connection  with the sale of a Property
                                         or Properties and shall be subordinated
                                         to  certain   minimum  returns  to  the
                                         Limited Partners.  However,  if the net
                                         sales  proceeds  are  reinvested  in  a
                                         replacement   Property,  no  such  real
                                         estate disposition fee will be incurred
                                         until such replacement Property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to one percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to five percent of the
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain  minimum returns to the
                                         Limited Partners.
==========================================================================================================================


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

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

         27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1997 through December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.

                             CNL INCOME FUND II, LTD.

                             By:      CNL REALTY CORPORATION
                                      General Partner

                                      /s/ Robert A. Bourne
                                      -----------------------------
                                      ROBERT A. BOURNE, President


                             By:      ROBERT A. BOURNE
                                      General Partner

                                      /s/ Robert A. Bourne
                                      -----------------------------
                                      ROBERT A. BOURNE


                             By:      JAMES M. SENEFF, JR.
                                      General Partner

                                      /s/ James M. Seneff, Jr.
                                      -----------------------------
                                      JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


==========================================================================================================================
               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President, Treasurer and  Director                   March 30, 1998
---------------------------------------  (Principal  Financial  and Accounting
Robert A. Bourne                         Officer)


/s/ James M. Seneff, Jr.                 Chief Executive Officer and Director                 March 30, 1998
--------------------------------------   (Principal Executive  Officer)
James M. Seneff, Jr.

==========================================================================================================================

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1997, 1996 and 1995



                                                      Additions                         Deductions
                                                                                                 Collected
                                                                                                 or Deter-
                            Balance at       Charged to        Charged to         Deemed         mined to        Balance
                             Beginning        Costs and          Other           Uncollec-        be Col-        at End
Year     Description          of Year         Expenses          Accounts           tible         lectible        of Year
----     -----------        ----------       ----------        ----------        ----------      ---------      --------

1995     Allowance for
           doubtful
           accounts (a)     $ 98,362           $    -           $44,840(b)        $12,391(c)     $30,000        $100,811
                            ========           =======          =======           =======        =======        ========


1996     Allowance for
           doubtful
           accounts (a)     $100,811           $    -           $64,323(b)        $17,832(c)     $21,266        $126,036
                            ========           =======          =======           =======        =======        ========


1997     Allowance for
           doubtful
           accounts (a)     $126,036           $    -           $ 5,677(b)        $30,062(c)     $18,397        $ 83,254
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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1996



                                                                                                 Costs Capitalized
                                                                                                     Subsequent
                                                               Initial Cost                        To Acquisition
                                                                            Buildings
                                           Encum-                             and             Improve-      Carrying
                                          brances           Land          Improvements         ments         Costs
Properties the Partnership has
  Invested in:

    Burger King Restaurant:
      San Antonio, Texas                       -         $  373,095       $    384,458       $       -      $     -

    Checkers Drive-In Restaurants:
      Fayetteville, Georgia                    -            338,735                 -                -            -
      Atlanta, Georgia                         -            317,128                 -                -            -

    Denny's Restaurants:
      Casper, Wyoming                          -            184,285            415,181               -            -
      Rock Springs, Wyoming                    -            217,448            488,991               -            -

    Golden Corral Family
      Steakhouse Restaurants:
        Tomball, Texas                         -            311,019            529,759           22,330           -
        Pineville, Louisiana (e)               -            187,961            503,435               -            -
        Hueytown, Alabama                      -            258,084            513,853               -            -
        Nederland, Texas                       -            327,473            520,701               -            -
        Columbia, Missouri                     -            384,911            163,164               -            -

    Jack in the Box Restaurant:
      Lubbock, Texas                           -            229,198            408,702               -            -

    KFC Restaurants:
      Jacksonville, Florida                    -            198,735            266,200               -            -
      Eagan, Minnesota                         -            202,084            370,247           31,976           -
      Bay City, Texas                          -            162,783                 -           305,154           -

    Lonestar Steakhouse & Saloon
      Restaurant:
        Sterling Heights, Michigan (f)         -            430,281                 -           648,736           -

    Pizza Hut Restaurants:
      Clayton, New Mexico                      -             54,093            200,141               -            -
      Santa Rosa, New Mexico                   -             75,963            168,204               -            -
      Childress, Texas                         -             71,512            145,191               -            -
      Coleman, Texas                           -             70,208            141,004               -            -

    Ponderosa Steakhouse Restaurant:
        Scottsburg, Indiana                    -            208,781                 -           518,884           -

    Popeyes Famous Fried
      Chicken Restaurants:
        Altamonte Springs, Florida             -            197,959            255,965               -            -
        Ocala, Florida                         -            184,512            274,991               -            -
        Sanford, Florida                       -            237,243            359,865               -            -
        Apopka, Florida                        -            155,041                 -           417,209           -





                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                     Depreciation
                       at Close of Period (c)                                                                        in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------




        $  373,095         $    384,458        $   757,553        $   134,560          1987           07/87              (b)


           338,735                   -             338,735              (d)             -             12/94              (d)
           317,128                   -             317,128              (d)             -             12/94              (d)


           184,285              415,181            599,466            143,007          1983           09/87              (b)
           217,448              488,991            706,439            168,430          1983           09/87              (b)



           311,019              552,089            863,108            195,085          1987           05/87              (b)
           187,961              503,435            691,396            177,601          1987           06/87              (b)
           258,084              513,853            771,937            181,276          1987           06/87              (b)
           327,473              520,701            848,174            180,799          1987           08/87              (b)
           384,911              163,164            548,075             55,294          1987           11/87              (b)


           229,198              408,702            637,900             60,391          1993           07/93              (b)


           198,735              266,200            464,935             91,691          1983           09/87              (b)
           202,084              402,223            604,307            137,426          1987           10/87              (b)
           162,783              305,154            467,937            102,565          1987           12/87              (b)



           430,281              648,736          1,079,017            212,641          1988           08/87              (b)


            54,093              200,141            254,234             69,493          1986           08/87              (b)
            75,963              168,204            244,167             58,404          1986           08/87              (b)
            71,512              145,191            216,703             50,414          1974           08/87              (b)
            70,208              141,004            211,212             47,393          1977           12/87              (b)


           208,781              518,884            727,665            170,079          1988           10/87              (b)



           197,959              255,965            453,924             93,143          1987           02/87              (b)
           184,512              274,991            459,503            100,066          1987           02/87              (b)
           237,243              359,865            597,108            126,952          1987           06/87              (b)
           155,041              417,209            572,250            138,490          1988           09/87              (b)


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1996



                                                                                             Costs Capitalized
                                                                                                   Subsequent
                                                             Initial Cost                        To Acquisition
                                                                           Buildings
                                          Encum-                             and             Improve-      Carrying
                                         brances           Land          Improvements         ments         Costs
    Wendy's Old Fashioned
      Hamburger Restaurants:
        Gainesville, Texas                    -            166,302            449,914               -            -
        Vail, Colorado                        -            782,609                 -           550,346           -

    Other:
      Oxford, Alabama (g)                     -            152,567            355,990               -            -
      Littleton, Colorado (h)                 -             42,873            310,832               -            -
      Lombard, Illinois (i)                   -             85,517             96,207           40,633           -
                                                        ----------        -----------       ----------      ------

                                                        $6,608,400        $ 7,322,995       $2,535,268      $    -
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
                                                        ==========        ===========       ==========      ======


Property of Joint Venture in
  Which the Partnership has a 64%
  Interest:
    Darryl's Restaurant:
      Greensboro, North Carolina              -         $  261,013        $        -        $       -       $    -
                                                        ==========        ===========       ==========      ======


Property in Which the Partnership
  has a 33.87% Interest as
  Tenants-in-Common:
    Arby's Restaurant:
      Arvada, Colorado (m)                    -         $  260,439        $   545,126       $       -       $    -
                                                        ==========        ===========       ==========      ======

Property in Which the Partnership
  has a 57.77% Interest as
  Tenants-in-Common and has
  Invested in Under an Operating
  Lease:
    Boston Market Restaurant:
      Mesa, Arizona                           -         $  440,843        $   650,622       $       -       $    -
                                                        ==========        ===========       ==========      ======





                                                                                                                         Life
                                                                                                                       on Which
                 Gross Amount at Which Carried                                                                       Depreciation
                   at Close of Period (c)                                                                             in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------


           166,302              449,914            616,216            157,470          1986           07/87              (b)
           782,609              550,346          1,332,955            191,092          1987           08/87              (b)


           152,567              355,990            508,557            117,174          1987           02/88              (b)
            42,873              310,832            353,705            106,201          1973           10/87              (b)
            85,517              136,840            222,357             34,958          1973           10/87              (b)
        ----------         ------------        -----------         ----------

        $6,608,400         $  9,858,263        $16,466,663         $3,302,095
        ==========         ============        ===========         ==========





        $  330,568         $    220,588        $   551,156         $   75,062          1987           10/87              (b)
        ==========         ============        ===========         ==========






        $  295,987         $    780,451        $ 1,076,438         $  238,471          1988           10/87              (b)
        ==========         ============        ===========         ==========






        $  261,013              (k)            $   261,013        $       -            1987           07/87              (j)
        ==========                             ===========        ==========







        $  260,439         $    545,126        $   805,565         $   59,541          1994           09/94              (b)
        ==========         ============        ===========         ==========







        $  440,843         $    650,622        $ 1,091,465         $    4,021          1997           10/97              (b)
        ==========         ============        ===========         ==========

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1996



                                                                                                   Costs Capitalized
                                                                                                       Subsequent
                                                                  Initial Cost                       To Acquisition
                                                                              Buildings
                                              Encum-                             and             Improve-      Carrying
                                             brances           Land          Improvements         ments         Costs
Property in Which the Partnership
  has a 47% Interest as Tenants-
  in-Common and has Invested in
  Under an Operating Lease:
    Golden Corral Restaurant:
      Smithfield, North Carolina                  -         $  264,272        $ 1,155,018       $       -       $    -
                                                            ==========        ===========       ==========      ======

Property in Which the Partnership
  has a 37.01% Interest as
  Tenants-in-Common and has
  Invested in Under an Operating
  Lease:
    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington                       -         $  875,659        $ 1,389,366       $       -       $    -
                                                            ==========        ===========       ==========      ======

Property of Joint Venture in Which
  the Partnership has a 36% Interest
  as Tenants-in-Common and has
  Invested in Under a Direct Financing
  Lease:
    Darryl's Restaurant:
      Greensboro, North Carolina                  -         $       -         $        -        $  521,400      $    -
                                                            ==========        ===========       ==========      ======


                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                     Depreciation
                        at Close of Period (c)                                                                        in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------





        $  264,272         $  1,155,018        $ 1,419,290        $        949          1996           12/97                   (b)
        ==========         ============        ===========        ============







        $  875,659         $  1,389,366        $ 2,265,025        $        127          1994           12/97                   (b)
        ==========         ============        ===========        ============







             -                       (k)                  (k)                 (j)             1974           06/97               (j)

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995, are summarized as follows:

                                                                                              Accumulated
                                                                            Cost              Depreciation
                    Properties the Partnership
                      has Invested in:

                        Balance, December 31, 1994                        $20,578,419          $ 2,980,701
                        Additional costs
                          capitalized                                             828                   -
                        Depreciation expense                                       -               417,614
                                                                          -----------          -----------

                        Balance, December 31, 1995                         20,579,247            3,398,315
                        Additional costs
                          capitalized                                          40,633                   -
                        Depreciation expense                                       -               417,776
                                                                          -----------          -----------

                        Balance, December 31, 1996                         20,619,880            3,816,091
                        Dispositions                                       (4,153,217)            (909,833)
                        Depreciation expense                                       -               395,837
                                                                          -----------          -----------

                        Balance, December 31, 1997                        $16,466,663          $ 3,302,095
                                                                          ===========          ===========


                    Property of Joint Venture in
                      Which the Partnership has a 50%
                      Interest:

                        Balance, December 31, 1994                        $   551,156          $    53,003
                        Depreciation expense                                       -                 7,353
                                                                          -----------          -----------

                        Balance, December 31, 1995                            551,156               60,356
                        Depreciation expense                                       -                 7,353
                                                                          -----------          -----------

                        Balance, December 31, 1996                            551,156               67,709
                        Depreciation expense                                       -                 7,353
                                                                          -----------          -----------

                        Balance, December 31, 1997                        $   551,156          $    75,062
                                                                          ===========          ===========


                    Property of Joint Venture in Which
                      the Partnership has a 49%
                      Interest:

                        Balance, December 31, 1994                        $ 1,076,438          $   160,426
                        Depreciation expense                                       -                26,015
                                                                          -----------          -----------

                        Balance, December 31, 1995                          1,076,438              186,441
                        Depreciation expense                                       -                26,015
                                                                          -----------          -----------

                        Balance, December 31, 1996                          1,076,438              212,456
                        Depreciation expense                                       -                26,015
                                                                          -----------          -----------

                        Balance, December 31, 1997                        $ 1,076,438          $   238,471
                                                                          ===========          ===========

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                              Accumulated
                                                                            Cost (c)          Depreciation
                    Property of Joint Venture in Which
                      the Partnership has a 64%
                      Interest:

                        Balance, December 31, 1994                        $   721,893          $   127,072
                        Depreciation expense                                       -                20,847
                                                                          -----------          -----------

                        Balance, December 31, 1995                            721,893              147,919
                        Depreciation expense                                       -                20,846
                                                                          -----------          -----------

                        Balance, December 31, 1996                            721,893              168,765
                        Acquisition                                           261,013                   -
                        Disposition                                          (721,893)            (170,478)
                        Depreciation expense                                       -                 1,713
                                                                          -----------          -----------

                        Balance, December 31, 1997                        $   261,013          $        -
                                                                          ===========          ==========


                    Property in Which the Partnership
                      has a 33.87% Interest as
                      tenants-in-common:

                        Balance, December 31, 1994                        $   805,565          $     5,028
                        Depreciation expense                                       -                18,171
                                                                          -----------          -----------

                        Balance, December 31, 1995                            805,565               23,199
                        Depreciation expense                                       -                18,171
                                                                          -----------          -----------

                        Balance, December 31, 1996                            805,565               41,370
                        Depreciation expense                                       -                18,171
                                                                          -----------          -----------

                        Balance, December 31, 1997                        $   805,565          $    59,541
                                                                          ===========          ===========


                    Property in Which the Partnership
                      has a 57.77% Interest as
                      Tenants-in-Common and had
                      Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1996                        $        -           $        -
                        Acquisitions                                        1,091,465                   -
                        Depreciation expense                                       -                 4,021
                                                                          -----------          -----------

                        Balance, December 31, 1997                        $ 1,091,465          $     4,021
                                                                          ===========          ===========


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                              Accumulated
                                                                            Cost (c)          Depreciation

                    Property in Which the Partnership
                      has a 47% Interest as Tenants-
                      in-Common and had Invested in
                      Under an Operating Lease:

                        Balance, December 31, 1996                        $        -           $        -
                        Acquisitions                                        1,419,290                   -
                        Depreciation expense                                       -                   949
                                                                          -----------          -----------

                        Balance, December 31, 1997                        $ 1,419,290          $       949
                                                                          ===========          ===========


                    Property in Which the Partnership
                      has a 37.01% Interest as
                      Tenants-in-Common and had
                      Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1996                        $        -           $        -
                        Acquisitions                                        2,265,025                   -
                        Depreciation expense                                       -                   127
                                                                          -----------          -----------

                        Balance, December 31, 1997                        $ 2,265,025          $       127
                                                                          ===========          ===========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership and the joint ventures (including the Property held as tenants-in-common) for federal income tax purposes was $16,420,257 and $4,806,629, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(j) For financial reporting purposes, the portion of the lease relating to the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(k) For financial reporting purposes, certain components of the lease relating to the land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(l) During the year ended December 31, 1997, the Partnership and an affiliate as tenants-in-common, purchase land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $1,091,465.

(m) The Property was converted from a Kenny Rogers Roasters restaurant to an Arby's Restaurant during 1996.

                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number                                                            Page

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