Form 10-Q
period 1998-03-31
CNL INCOME FUND II LTD
filed 1998-05-14
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                            -------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-16824


                            CNL Income Fund II, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                          59-2733859
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street
Orlando, Florida                               32801
----------------------------           -------------------
(Address of principal                         (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                      (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS




Part I                                                      Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                1

    Condensed Statements of Income                          2

    Condensed Statements of Partners' Capital               3

    Condensed Statements of Cash Flows                      4

    Notes to Condensed Financial Statements                 5-8

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                          9-12


Part II

  Other Information                                         13

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                            March 31,         December 31,
              ASSETS                          1998                1997
                                           -----------        ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,384,411
  and $3,302,095                           $13,082,252         $13,164,568
Investment in joint ventures                 4,381,601           3,568,155
Mortgage note receivable                        42,367              42,734
Cash and cash equivalents                    1,069,775             470,194
Restricted cash                              1,044,425           2,470,175
Receivables, less allowance for
  doubtful accounts of $80,816
  and $83,254                                   37,006              80,577
Prepaid expenses                                 4,494               5,510
Lease costs, less accumulated
  amortization of $12,516 and
  $11,520                                        8,047               9,043
Accrued rental income                          155,364             148,103
                                           -----------         -----------

                                           $19,825,331         $19,959,059
                                           ===========         ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     3,346         $     7,170
Accrued and escrowed real estate
  taxes payable                                  6,466               4,656
Distributions payable                        1,747,628             594,000
Due to related parties                         185,461             126,284
Rents paid in advance and deposits              41,888              25,300
                                           -----------         -----------
    Total liabilities                        1,984,789             757,410

Partners' capital                           17,840,542          19,201,649
                                           -----------         -----------

                                           $19,825,331         $19,959,059
                                           ===========         ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                          Quarter Ended
                                                            March 31,
                                                 1998               1997
                                               --------           ------

Revenues:
  Rental income from operating leases          $432,820           $526,860
  Interest and other income                      22,954              7,708
                                               --------           --------
                                                455,774            534,568
                                               --------           --------

Expenses:
  General operating and administrative           29,926             30,012
  Professional services                           5,716              4,015
  Real estate taxes                                  -               1,259
  State and other taxes                          14,565             10,200
  Depreciation and amortization                  83,312            105,887
                                               --------           --------
                                                133,519            151,373
                                               --------           --------

Income Before Equity in Earnings of
  Joint Ventures and Real Estate
  Disposition Fees                              322,255            383,195

Equity in Earnings of Joint
  Ventures                                      109,416            259,857

Real Estate Disposition Fee                     (45,150)                -
                                               --------           -------

Net Income                                     $386,521           $643,052
                                               ========           ========

Allocation of Net Income:
  General partners                             $  4,317           $  6,431
  Limited partners                              382,204            636,621
                                               --------           --------

                                               $386,521           $643,052
                                               ========           ========


Net Income Per Limited Partner Unit            $   7.64           $  12.73
                                               ========           ========

Weighted Average Number of Limited
  Partner Units Outstanding                      50,000             50,000
                                               ========           ========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                   Quarter Ended              Year Ended
                                     March 31,               December 31,
                                       1998                      1997
                                   -------------             -------------

General partners:
  Beginning balance                 $   373,111             $   342,375
  Net income                              4,317                  30,736
                                    -----------             -----------
                                        377,428                 373,111
                                    -----------             -----------

Limited partners:
  Beginning balance                  18,828,538              17,595,394
  Net income                            382,204               3,609,144
  Distributions ($34.95 and
    $47.52 per limited partner
    unit, respectively)              (1,747,628)             (2,376,000)
                                    -----------             -----------
                                     17,463,114              18,828,538
                                    -----------             -----------

Total partners' capital             $17,840,542             $19,201,649
                                    ===========             ===========





            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                       Quarter Ended
                                                          March 31,
                                                   1998            1997
                                                ----------      ----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                $  596,047      $  556,561
                                                ----------      ----------

    Cash Flows from Investing Activities:
      Additions to land and buildings on
        operating leases                                -          (29,526)
      Investment in joint ventures                (834,888)             -
      Decrease in restricted cash                1,432,422              -
      Payment of lease costs                            -             (850)
                                                ----------      ----------
          Net cash provided by (used
            in) investing activities               597,534         (30,376)
                                                ----------      ----------

    Cash Flows from Financing Activities:
      Proceeds from loans from corporate
        general partner                                 -          147,000
      Repayment of loans from corporate
        general partner                                 -         (147,000)
      Distributions to limited partners           (594,000)       (594,000)
                                                ----------      ----------
          Net cash used in financing
            activities                            (594,000)       (594,000)
                                                ----------      ----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                 599,581         (67,815)

Cash and Cash Equivalents at Beginning
  of Quarter                                       470,194         318,756
                                                ----------      ----------

Cash and Cash Equivalents at End of
  Quarter                                       $1,069,775      $  250,941
                                                ==========      ==========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Deferred real estate disposition
      fees incurred and unpaid at end
      of quarter                                $   45,150      $       -
                                                ==========      =========

    Distributions declared and unpaid
      at end of quarter                         $1,747,628      $  594,000
                                                ==========      ==========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 1997.

2.       Investment in Joint Ventures:

         During the quarter ended March 31, 1998, the Partnership acquired a 39.42% and a 13.38% interest in a property in Overland Park, Kansas, and a property in Memphis, Tennessee, respectively, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investments in these properties using the equity method since the Partnership shares control with affiliates, and amounts relating to its investments are included in investment in joint ventures.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


2.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                  March 31,      December 31,
                                                    1998             1997

                  Land and buildings on
                    operating leases, less
                    accumulated depreciation     $8,550,096       $7,091,781
                  Net investment in direct
                    financing leases              2,125,703          518,399
                  Cash                               45,058           56,815
                  Receivables                           829            4,685
                  Accrued rental income             135,964          102,913
                  Other assets                          406              418
                  Liabilities                        43,617           31,673
                  Partners' capital              10,814,439        7,743,338
                  Revenues                          316,562          399,579
                  Gain on sale of land and
                    building                             -           360,002
                  Net income                        264,254          687,021

         The Partnership recognized income totalling $109,416 and $259,857 for the quarters ended March 31, 1998 and 1997, respectively, from these joint ventures.

3.       Restricted Cash:

         As of March 31, 1998, the remaining net cash sales proceeds of $1,025,248 from the sale of the two properties in Farmington Hills, Michigan plus accrued interest of $19,177, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property or to be used by the Partnership for other Partnership purposes.

4.       Allocations and Distributions:

         Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


4.       Allocations and Distributions - Continued:

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

         During the quarters ended March 31, 1998 and 1997, the Partnership declared distributions to the limited partners of $1,747,628 and $594,000, respectively. This represents distributions for the quarters ended March 31, 1998 and 1997 of $34.95 and $11.88 per unit, respectively. The distribution for the quarter ended March 31, 1998, includes $1,232,003 as a result of the distribution of net sales proceeds from the 1997 sale of the Properties in Avon Park, Florida and Farmington Hill, Michigan. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

5.       Related Party Transactions:

         Certain affiliates are entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of a competitive real estate commission or three percent of the sales price if the affiliates provide a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate ten percent preferred return, plus their adjusted capital contributions. For the quarter ended March 31, 1998, the Partnership incurred $45,150

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


5.       Related Party Transactions - Continued:

         in deferred, subordinated, real estate disposition fees as a result of the 1997 sales of properties in Avon Park, Florida and Farmington Hills, Michigan. No deferred, subordinated, real estate disposition fees were incurred for the quarter ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 38 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the quarters ended March 31, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses)of $596,047 and $556,561, respectively. The increase in cash from operations for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1998.

         During the quarter ended March 31, 1998, the Partnership used net sales proceeds from the 1997 sale of two Properties to acquire a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership and the affiliates entered into separate agreements whereby each co-venturer will share in the profits and losses of each Property in proportion to their applicable percentage interest. As of March 31, 1998, the Partnership owned a 39.42% and a 13.38% interest in the Property in Overland Park, Kansas and the Property in Memphis, Tennessee, respectively.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1998, the Partnership had $1,069,775 invested in such short-term investments, as compared to $470,194 at December 31, 1997. The increase in cash and cash equivalents during the quarter ended March 31, 1998, is primarily attributable to the release of the funds held in escrow at December 31, 1997 relating to the sales of certain Properties during 1997. The funds remaining at March 31, 1998, will be used towards the payment of distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, increased to $1,984,789 at March 31, 1998, from $757,410 at December 31, 1997.
The increase in liabilities for the quarter ended March 31, 1998 is primarily due to the Partnership accruing a special distribution of net sales proceeds totalling $1,232,003 from the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan, payable to the limited partners at March 31, 1998. Liabilities at March 31, 1998, to the extent they exceed cash and cash equivalents at March 31, 1998, will be paid from future cash from operations, from cash held in escrow at March 31, 1998, and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

         Based on current and anticipated future cash from operations, and for the quarter ended March 31, 1998, a portion of the proceeds received from the 1997 sales of the Properties as described above, and to a lesser extent, for the quarter ended March 31, 1997, a loan received from the corporate general partner in April 1997, the Partnership declared distributions to limited partners of $1,747,628 and $594,000 for the quarters ended March 31, 1998 and 1997, respectively. This represents distributions of $34.95 and $11.88 per unit for the quarters ended March 31, 1998 and 1997, respectively. Distributions for the quarter ended March 31, 1998 include $1,232,003 as a result of the distribution of net sales proceeds from the 1997 sale of the Properties in Avon Park, Florida and Farmington Hills, Michigan. As a result of the sale of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted for the quarter ended March 31, 1998 and are expected to remain at this level. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid preferred return. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarter ended March 31, 1997, the Partnership owned and leased 36 wholly owned Properties (including seven Properties sold in 1997), and during the quarter ended March 31, 1998, the Partnership owned and leased 29 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $432,820 and $526,860, respectively, in rental income from these Properties. The decrease in rental income during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997 is primarily attributable to a decrease in rental income as a result of the sales of Properties during 1997 described above.

         For the quarters ended March 31, 1998 and 1997, the Partnership also owned and leased three Properties indirectly through joint venture arrangements (including one Property in Show Low Joint Venture, which was sold in January
1997) and one Property as tenants-in-common with an affiliate of the general partners, and in addition, for the quarter ended March 31, 1998, the Partnership owned and leased five additional Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $109,416 and $259,857, respectively, attributable to net income earned by these joint ventures. The decrease in net income earned by joint ventures is primarily attributable to the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property. Show Low Joint Venture reinvested the majority of the net sales proceeds in an additional property in June 1997. The decrease in net income earned by joint ventures during the quarter ended March 31, 1998, is partially offset by the fact that subsequent to March 31, 1997, the Partnership reinvested the net sales proceeds it received from the sale of five Properties during 1997, in five Properties with affiliates of the general partners as tenants-in-common.

         Operating expenses, including depreciation and amortization, were $133,519 and $151,373 for the quarters ended March 31, 1998 and 1997, respectively. The decrease in operating expenses during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to a decrease in depreciation expense as a result of the sales of several Properties during 1997, as described above.

         During the quarter ended March 31, 1998, the Partnership recorded deferred, subordinated real estate disposition fees payable to CNL Fund Advisors, Inc. relating to the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. Initially, the Partnership was
considering reinvesting the sales proceeds in additional Properties and therefore did not include these amounts in the determination of the gain on sale for financial reporting purposes during 1997. However, during the quarter ended March 31, 1998, the Partnership declared a special distribution of net sales proceeds from these Properties, therefore, the Partnership recorded these subordinated real estate disposition fees during the quarter ended March 31, 1998. The payment of these fees is subordinated to the limited partners receiving their ten percent preferred return and their adjusted capital.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1997.


                          CNL INCOME FUND II, LTD.

                          By: CNL REALTY CORPORATION
                              General Partner


                                  By:      /s/ James M. Seneff, Jr.
                                           -------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                  By:      /s/ Robert A. Bourne
                                           ------------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)