Form 10-Q
period 1998-06-30
CNL INCOME FUND II LTD
filed 1998-07-30
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                            ------------------------

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

                                    CONTENTS




Part I                                                      Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                1

    Condensed Statements of Income                          2

    Condensed Statements of Partners' Capital               3

    Condensed Statements of Cash Flows                      4-5

    Notes to Condensed Financial Statements                 6-9

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                          10-13


Part II

  Other Information                                         14

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                         June 30,              December 31,
              ASSETS                       1998                    1997
                                        -----------            ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,466,727
  and $3,302,095                        $12,999,936            $13,164,568
Investment in joint ventures              4,372,510              3,568,155
Mortgage note receivable                     42,734                 42,734
Cash and cash equivalents                   839,544                470,194
Restricted cash                                  -               2,470,175
Receivables, less allowance for
  doubtful accounts of $74,652
  and $83,254                                48,506                 80,577
Prepaid expenses                             10,668                  5,510
Lease costs, less accumulated
  amortization of $13,512 and
  $11,520                                     7,051                  9,043
Accrued rental income                       162,573                148,103
                                        -----------            -----------

                                        $18,483,522            $19,959,059
                                        ===========            ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $     4,186            $     7,170
Accrued and escrowed real estate
  taxes payable                               5,426                  4,656
Distributions payable                       515,625                594,000
Due to related parties                      177,666                126,284
Rents paid in advance and deposits           30,441                 25,300
                                        -----------            -----------
    Total liabilities                       733,344                757,410

Partners' capital                        17,750,178             19,201,649
                                        -----------            -----------

                                        $18,483,522            $19,959,059
                                        ===========            ===========














            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                          Quarter Ended                    Six Months Ended
                                                             June 30,                          June 30,
                                                       1998          1997               1998             1997
                                                     --------      --------          ----------       ---------
Revenues:
  Rental income from
    operating leases                                 $438,324      $517,524          $  871,144       $1,044,384
  Interest and other
    income                                             19,785         9,237              42,739           16,945
                                                     --------      --------          ----------       ----------
                                                      458,109       526,761             913,883        1,061,329
                                                     --------      --------          ----------       ----------

Expenses:
  General operating and
    administrative                                     34,944        29,717              64,870           59,729
  Bad debt expense                                         -         18,033                  -            18,033
  Professional services                                19,924         6,335              25,640           10,350
  Real estate taxes                                        -             -                   -             1,259
  State and other taxes                                   167           203              14,732           10,403
  Depreciation and
    amortization                                       83,312       104,661             166,624          210,548
                                                     --------      --------          ----------       ----------
                                                      138,347       158,949             271,866          310,322
                                                     --------      --------          ----------       ----------

Income Before Equity in
  Earnings of Joint
  Ventures, Gain on Sale of
  Land and Building and Real
  Estate Disposition Fees                             319,762       367,812             642,017          751,007

Equity in Earnings of
  Joint Ventures                                      105,499        33,050             214,915          292,907

Gain on Sale of Land and
  Building                                                 -        158,251                  -           158,251

Real Estate Disposition Fees                               -             -              (45,150)              -
                                                     --------      --------          ----------       ---------

Net Income                                           $425,261      $559,113          $  811,782       $1,202,165
                                                     ========      ========          ==========       ==========

Allocation of Net Income:
  General partners                                   $  4,252      $  5,516          $    8,569       $   11,947
  Limited partners                                    421,009       553,597             803,213        1,190,218
                                                     --------      --------          ----------       ----------

                                                     $425,261      $559,113          $  811,782       $1,202,165
                                                     ========      ========          ==========       ==========

Net Income Per Limited
  Partner Unit                                       $   8.42      $  11.07          $    16.06       $    23.80
                                                     ========      ========          ==========       ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                          50,000        50,000              50,000           50,000
                                                     ========      ========          ==========       ==========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                      Six Months Ended             Year Ended
                                          June 30,                December 31,
                                            1998                      1997
                                      ----------------            -----------

General partners:
  Beginning balance                    $   373,111                $   342,375
  Net income                                 8,569                     30,736
                                       -----------                -----------
                                           381,680                    373,111
                                       -----------                -----------

Limited partners:
  Beginning balance                     18,828,538                 17,595,394
  Net income                               803,213                  3,609,144
  Distributions ($45.27 and
    $47.52 per limited partner
    unit, respectively)                 (2,263,253)                (2,376,000)
                                       -----------                -----------
                                        17,368,498                 18,828,538
                                       -----------                -----------

Total partners' capital                $17,750,178                $19,201,649
                                       ===========                ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                       Six Months Ended
                                                           June 30,
                                                    1998            1997
                                                -----------      -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                $ 1,088,196      $ 1,041,712
                                                -----------      -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                                   -           623,882
        Additions to land and buildings
          on operating leases                            -           (29,526)
        Investment in joint ventures               (834,888)              -
        Decrease (increase) in
          restricted cash                         2,457,670         (623,882)
        Payment of lease costs                           -            (1,930)
                                                -----------      -----------
            Net cash provided by (used
              in) investing activities            1,622,782          (31,456)
                                                -----------      -----------

    Cash Flows from Financing
      Activities:
        Proceeds from loans from
          corporate general partner                      -           371,000
        Repayment of loans from
          corporate general partner                      -          (371,000)
        Distributions to limited
          partners                               (2,341,628)      (1,188,000)
                                                -----------      -----------
            Net cash used in financing
              activities                         (2,341,628)      (1,188,000)
                                                -----------      -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                  369,350         (177,744)

Cash and Cash Equivalents at Beginning
  of Period                                         470,194          318,756
                                                -----------      -----------

Cash and Cash Equivalents at End of
  Period                                        $   839,544      $   141,012
                                                ===========      ===========

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                      Six Months Ended
                                                         June 30,
                                                 1998                 1997
                                             -----------           ----------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Mortgage note accepted in exchange
      for sale of land and building          $        -            $    42,000
                                             ===========           ===========

    Deferred real estate disposition
      fees incurred and unpaid at end
      of period                              $    45,150           $        -
                                             ===========           ==========

    Distributions declared and unpaid
      at end of period                       $   515,625           $   594,000
                                             ===========           ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 1997.

2.       Investment in Joint Ventures:

         In January 1998, the Partnership acquired a 39.42% and a 13.38% interest in a property in Overland Park, Kansas, and a property in Memphis, Tennessee, respectively, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investments in these properties using the equity method since the Partnership shares control with affiliates, and amounts relating to its investments are included in investment in joint ventures.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


2.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:

                                                     June 30,    December 31,
                                                       1998          1997

                  Land and buildings on
                    operating leases, less
                    accumulated depreciation        $8,503,711    $7,091,781
                  Net investment in direct
                    financing leases                 2,124,411       518,399
                  Cash                                  35,244        56,815
                  Receivables                              828         4,685
                  Accrued rental income                157,227       102,913
                  Other assets                           1,004           418
                  Liabilities                           32,415        31,673
                  Partners' capital                 10,790,010     7,743,338
                  Revenues                             624,342       399,579
                  Gain on sale of land and
                    building                                -        360,002
                  Net income                           522,063       687,021

         The Partnership recognized income totalling $214,915 and $292,907 for the six months ended June 30, 1998 and 1997, respectively, from these joint ventures, $105,499 and $33,050 of which was earned for the quarters ended June 30, 1998 and 1997, respectively.

3.       Allocations and Distributions:

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


3.       Allocations and Distributions - Continued:

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

         During the six months ended June 30, 1998 and 1997, the Partnership declared distributions to the limited partners of $2,263,253 and $1,188,000, respectively ($515,625 and $594,000 for each of the quarters ended June 30, 1998 and 1997, respectively). This represents distributions of $45.27 and $23.76 per unit for the six months ended June 30, 1998 and 1997, respectively ($10.31 and $11.88 per unit for each of the quarters ended June 30, 1998 and 1997, respectively). Distributions for the six months ended June 30, 1998, included $1,232,003 as a result of the distribution of net sales proceeds from the 1997 sale of the Properties in Avon Park, Florida and Farmington Hill, Michigan. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

4.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. For the six months ended June 30, 1998, the Partnership incurred $45,150 in deferred, subordinated, real estate disposition fees as a result of the 1997 sales of properties

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


4.       Related Party Transactions - Continued:

         in Avon Park, Florida and Farmington Hills, Michigan. No deferred, subordinated, real estate disposition fees were incurred for the six months ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 38 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the six months ended June 30, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,088,196 and $1,041,712, respectively. The increase in cash from operations for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1998.

         During January 1998, the Partnership used net sales proceeds from the 1997 sale of two Properties to acquire a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership and the affiliates entered into separate agreements whereby each co-venturer will share in the profits and losses of each Property in proportion to its applicable percentage interest. As of June 30, 1998, the Partnership owned a 39.42% and a 13.38% interest in the Property in Overland Park, Kansas and the Property in Memphis, Tennessee, respectively.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1998, the Partnership had $839,544 invested in such short-term investments, as compared to $470,194 at December 31, 1997. The increase in cash and cash equivalents during the six months ended June 30, 1998, is primarily attributable to the release of the funds held in escrow at December 31, 1997 relating to the sales of certain Properties during 1997. The funds remaining at June 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $733,344 at June 30, 1998, from $757,410 at December 31, 1997. The decrease in liabilities for the six months ended June 30, 1998 is primarily due to a decrease in distributions payable to the limited partners at June 30, 1998, as compared to December 31, 1997. The decrease was partially offset by an increase in due to related parties from the Partnership accruing deferred, subordinated real estate disposition fees as described below in "Results of Operations." The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current and anticipated future cash from operations, and for the six months ended June 30, 1998, a portion of the proceeds received from the 1997 sales of the Properties as described above, and to a lesser extent for the six months ended June 30, 1997, loans received from the corporate general partner in April and July 1997, the Partnership declared distributions to limited partners of $2,263,253 and $1,188,000 for each of the six months ended June 30, 1998 and 1997, respectively ($515,625 and $594,000 for each of the quarters ended June 30, 1998 and 1997, respectively). This represents distributions for each applicable six months of $45.27 and $23.76 per unit, respectively ($10.31 and $11.88 for each of the quarters ended June 30, 1998 and 1997, respectively). Distributions for the six months ended June 30, 1998 include $1,232,003 as a result of the distribution of net sales proceeds from the 1997 sale of the Properties in Avon Park, Florida and Farmington Hills, Michigan. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid preferred return. As a result of the sale of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted for the six months ended June 30, 1998. No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1997, the Partnership owned and leased 36 wholly owned Properties (including seven Properties sold in 1997), and during the six months ended June 30, 1998, the Partnership owned and leased 29 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $871,144 and $1,044,384, respectively, in rental income from these Properties, $438,324 and $517,524 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease in rental income during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997 is primarily attributable to a decrease in rental income as a result of the sales of seven Properties during 1997.

         In addition, during the six months ended June 30, 1998 and 1997, the Partnership earned $42,739 and $16,945, respectively in interest and other income, $19,785 and $9,237 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The increase in interest and other income for the quarter and six months ended June 30, 1998 is primarily due to an increase in interest income earned on net sales proceeds relating to the sales of several properties during 1997 described above, pending the reinvestment of the net sales proceeds in additional Properties.

         For the six months ended June 30, 1997, the Partnership also owned and leased four Properties indirectly through joint venture arrangements (including one Property in Show Low Joint Venture, which was sold in January 1997) and one Property as tenants-in-common with an affiliate of the general partners. In addition, for the six months ended June 30, 1998, the Partnership owned and leased three Properties indirectly through joint venture arrangements and six Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $214,915 and $292,907, respectively, attributable to net income earned by these joint ventures, $105,499 and $33,050 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease in net income earned by joint ventures for the six months ended June 30, 1998, is primarily attributable to the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property. Show Low Joint Venture reinvested the majority of the net sales proceeds in an additional property in June 1997. The decrease in net income earned by joint ventures during the six months ended June 30, 1998, is partially offset by, and the increase in net income earned by joint ventures during the quarter ended June 30, 1998 is primarily attributable to, the fact that subsequent to June 30, 1997, the Partnership reinvested the net sales proceeds from the sale of five Properties during 1997, in five Properties with affiliates of the general partners as tenants-in-common.

         Operating expenses, including depreciation and amortization, were $271,866 and $310,322 for the six months ended June 30, 1998 and 1997, respectively, of which $138,347 and $158,949 were incurred for the quarters ended June 30, 1998 and 1997, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is partially attributable to a decrease in depreciation expense as a result of the sales of several Properties during 1997, as described above.

         During the six months ended June 30, 1998, the Partnership recorded deferred, subordinated real estate disposition fees payable to CNL Fund Advisors, Inc. relating to the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. Initially, the Partnership considered reinvesting the sales proceeds in additional Properties and therefore did not include these amounts in the determination of the gain on sale for financial reporting purposes during 1997. However, during the six months ended June 30, 1998, the Partnership declared a special distribution of net sales proceeds from these Properties payable to the limited partners. Accordingly, the Partnership recorded these subordinated real estate disposition fees during the six months ended June 30, 1998. The payment of these fees is subordinated to the limited partners receiving their ten percent preferred return and their adjusted capital.

         As a result of the sale of the Property in Eagan, Minnesota in June 1997, the Partnership recognized a gain of $158,251 for financial reporting purposes during the quarter and six months ended June 30, 1997. No Properties were sold during the quarter and six months ended June 30, 1998.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 28th day of July, 1998.


                            CNL INCOME FUND II, LTD.

                           By: CNL REALTY CORPORATION
                               General Partner


                               By:  /s/ James M. Seneff, Jr.
                                    ---------------------------------
                                    JAMES M. SENEFF, JR.
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                               By:  /s/ Robert A. Bourne
                                    ---------------------------------
                                    ROBERT A. BOURNE
                                    President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)