Form 10-Q
period 1998-09-30
CNL INCOME FUND II LTD
filed 1998-11-12
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               -------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                             Commission file number
                                     0-16824
                          ----------------------------


                            CNL Income Fund II, Ltd.
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Florida                            59-2733859
         (State of other jurisdiction              (I.R.S. Employer
      of incorporation or organization)           Identification No.)


             400 E. South Street
               Orlando, Florida                          32801
   (Address of principal executive offices)           (Zip Code)


        Registrant's telephone number
        (including area code)                        (407) 650-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                       Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                              1

       Condensed Statements of Income                        2

       Condensed Statements of Partners' Capital             3

       Condensed Statements of Cash Flows                    4-5

       Notes to Condensed Financial Statements               6-8

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                      9-13


Part II

    Other Information                                        14

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                       September 30,            December 31,
                                                            1998                    1997
                                                      -----------------       ------------------
                  ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $3,549,043
    and $3,302,095                                         $12,917,620             $13,164,568
Investment in joint ventures                                 4,360,442               3,568,155
Mortgage note receivable                                        28,731                  42,734
Cash and cash equivalents                                      850,422                 470,194
Restricted cash                                                     --               2,470,175
Receivables, less allowance for doubtful
    accounts of $70,868 and $83,254                             57,717                  80,577
Prepaid expenses                                                 7,601                   5,510
Lease costs, less accumulated amortization
    of $14,156 and $11,520                                       6,407                   9,043
Accrued rental income                                          168,738                 148,103
                                                      -----------------       -----------------


                                                           $18,397,678             $19,959,059
                                                      =================       =================


       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                        $       18,197         $         7,170
Accrued and escrowed real estate
    taxes payable                                                5,417                   4,656
Distributions payable                                          515,625                 594,000
Due to related parties                                         175,399                 126,284
Rents paid in advance and deposits                              26,975                  25,300
                                                      -----------------       -----------------
       Total liabilities                                       741,613                 757,410

Partners' capital                                           17,656,065              19,201,649
                                                      -----------------       -----------------

                                                           $18,397,678             $19,959,059
                                                      =================       =================


                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                           Quarter Ended                   Nine Months Ended
                                                           September 30,                     September 30,
                                                       1998             1997             1998             1997
                                                     ----------       ---------       ------------    -------------
Revenues:
    Rental income from operating
       leases                                         $450,831         $522,972        $1,321,975       $1,567,356
    Contingent rental income                             1,445           22,393             1,445           22,393
    Interest and other income                           17,361           17,521            60,100           34,466
                                                     ----------       ----------      ------------     ------------
                                                       469,637          562,886         1,383,520        1,624,215
                                                     ----------       ----------      ------------     ------------
Expenses:
    General operating and
       administrative                                   65,025           33,496           129,895           93,225
    Bad debt expense                                        --               --                --           18,033
    Professional services                                5,119            3,557            30,759           13,907
    Real estate taxes                                       --               --                --            1,259
    State and other taxes                                   --               --            14,732           10,403
    Depreciation and amortization                       82,960          101,486           249,584          312,034
                                                     ----------       ----------      ------------     ------------
                                                       153,104          138,539           424,970          448,861
                                                     ----------       ----------      ------------     ------------

Income Before Equity in Earnings
    of Joint Ventures, Gain on Sale of
    Land and Buildings and Real Estate
    Disposition Fees                                   316,533          424,347           958,550        1,175,354

Equity in Earnings of Joint Ventures                   104,979           40,610           319,894          333,517

Gain on Sale of Land and Buildings                          --          301,901                --          460,152

Real Estate Disposition Fees                                --               --           (45,150 )             --
                                                     ----------       ----------      ------------     ------------

Net Income                                            $421,512         $766,858        $1,233,294       $1,969,023
                                                     ==========       ==========      ============     ============

Allocation of Net Income:
    General partners                                 $   4,214         $  5,636        $   12,783       $   17,583
    Limited partners                                   417,298          761,222         1,220,511        1,951,440
                                                     ----------       ----------      ------------     ------------

                                                      $421,512         $766,858        $1,233,294       $1,969,023
                                                     ==========       ==========      ============     ============

Net Income Per Limited Partner Unit                   $   8.35         $  15.22        $    24.41       $    39.03
                                                     ==========       ==========      ============     ============

Weighted Average Number of Limited
    Partner Units Outstanding                           50,000           50,000            50,000           50,000
                                                     ==========       ==========      ============     ============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                Nine Months Ended              Year Ended
                                                  September 30,               December 31,
                                                      1998                        1997
                                           ----------------------------     ------------------
  General partners:
      Beginning balance                           $     373,111               $     342,375
      Net income                                         12,783                      30,736
                                                ----------------             ---------------
                                                        385,894                     373,111
                                                ----------------             ---------------
  Limited partners:
      Beginning balance                              18,828,538                  17,595,394
      Net income                                      1,220,511                   3,609,144
      Distributions ($55.58 and
         $47.52 per limited partner
         unit, respectively)                         (2,778,878 )                (2,376,000 )
                                                ----------------             ---------------
                                                     17,270,171                  18,828,538
                                                ----------------             ---------------

  Total partners' capital                           $17,656,065                 $19,201,649
                                                ================             ===============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating Activities                       $  1,601,005            $  1,579,694
                                                                   ----------------         ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and building                                 --               1,259,417
         Additions to land and buildings on
             operating leases                                                   --                 (29,526 )
         Return of capital from joint venture                                   --                 124,440
         Investment in joint ventures                                     (834,888 )                    --
         Collections on mortgage note receivable                            13,694                      --
         Decrease (increase) in restricted cash                          2,457,670              (1,259,417 )
         Payment of lease costs                                                 --                  (4,507 )
                                                                   ----------------         ---------------
                Net cash provided by investing
                   activities                                            1,636,476                  90,407
                                                                   ----------------         ---------------

      Cash Flows from Financing Activities:
         Proceeds from loans from corporate
             general partner                                                     --                 721,000
         Repayment of loans from corporate
             general partner                                                    --                (721,000 )
         Distributions to limited partners                              (2,857,253 )            (1,782,000 )
                                                                   ----------------         ---------------
                Net cash used in financing
                   activities                                           (2,857,253 )            (1,782,000 )
                                                                   ----------------         ---------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                             380,228                (111,899 )

Cash and Cash Equivalents at Beginning
   of Period                                                               470,194                 318,756
                                                                   ----------------         ---------------

Cash and Cash Equivalents at End of
   Period                                                            $     850,422           $     206,857
                                                                   ================         ===============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                              Nine Months Ended
                                                                September 30,
                                                         1998                  1997
                                                    ---------------       ----------------
Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Mortgage note accepted in exchange
          for sale of land and building              $          --          $      42,000
                                                    ===============        ===============

       Deferred real estate disposition fees
          incurred and unpaid at end of
          period                                     $      45,150          $          --
                                                    ===============        ===============

       Distributions declared and unpaid at
          end of period                               $    515,625           $    594,000
                                                    ===============        ===============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 1997.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." The adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


2.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:

                                                        September 30,          December 31,
                                                            1998                    1997
                                                    ----------------------     ---------------
                   Land and buildings on
                       operating leases, less
                       accumulated depreciation             $8,457,326             $7,091,781
                   Net investment in direct
                       financing leases                      2,123,134                518,399
                   Cash                                         37,273                 56,815
                   Receivables                                      84                  4,685
                   Accrued rental income                       183,483                102,913
                   Other assets                                  1,056                    418
                   Liabilities                                  38,145                 31,673
                   Partners' capital                        10,764,211              7,743,338
                   Revenues                                    938,768                399,579
                   Gain on sale of land and
                       building                                      --                360,002
                   Net income                                  780,857                687,021

         The Partnership recognized income totalling $319,894 and $333,517 for the nine months ended September 30, 1998 and 1997, respectively, from these joint ventures, $104,979 and $40,610 of which was earned for the quarters ended September 30, 1998 and 1997, respectively.

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


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

         During  the  nine  months  ended  September  30,  1998  and  1997,  the
         Partnership declared distributions to the limited partners of $2,778,878 and $1,782,000, respectively ($515,625 and $594,000 for each of the quarters ended September 30, 1998 and 1997, respectively). This represents distributions of $55.58 and $35.64 per unit for the nine months ended September 30, 1998 and 1997, respectively ($10.31 and $11.88 per unit for each of the quarters ended September 30, 1998 and 1997, respectively). Distributions for the nine months ended September 30, 1998, included $1,232,003 as a result of the distribution of net sales proceeds from the 1997 sale of the Properties in Avon Park, Florida and Farmington Hills, Michigan. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

4.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. For the nine months ended September 30, 1998, the Partnership incurred $45,150 in deferred, subordinated, real estate disposition fees as a result of the 1997 sales of properties in Avon Park, Florida and Farmington Hills, Michigan. No deferred, subordinated, real estate disposition fees were incurred for the nine months ended September 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 38 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the nine months ended September 30, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,601,005 and $1,579,694, respectively. The increase in cash from operations for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1998.

         During January 1998, the Partnership used a portion of the net sales proceeds from the 1997 sale of two Properties to acquire a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership and the affiliates entered into separate agreements whereby each co-venturer will share in the profits and losses of each Property in proportion to its applicable percentage interest. As of September 30, 1998, the Partnership owned a 39.42% and a 13.38% interest in the Property in Overland Park, Kansas and the Property in Memphis, Tennessee, respectively.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1998, the Partnership had $850,422 invested in such short-term investments, as compared to $470,194 at December 31, 1997. The increase in cash and cash equivalents during the nine months ended September 30, 1998, is primarily attributable to the release of funds held in escrow at December 31, 1997 relating to the sales of certain Properties during 1997. The funds remaining at September 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $741,613 at September 30, 1998, from $757,410 at December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on (i) current and anticipated future cash from operations, (ii) for the nine months ended September 30, 1998, a portion of the proceeds received from the 1997 sales of the Properties as described above, and (iii) for the nine months ended September 30, 1997, the $214,000 in termination fees received in conjunction with the sale of the two Properties in Farmington Hills, Michigan, in October 1997, the Partnership declared distributions to the limited partners of $2,778,878 and $1,782,000 for the nine months ended September 30, 1998 and 1997, respectively ($515,625 and $594,000 for the quarters ended September 30, 1998 and 1997, respectively). This represents distributions for the applicable nine months of $55.58 and $35.64 per unit, respectively ($10.31 and $11.88 for the quarters ended September 30, 1998 and 1997, respectively). Distributions for the nine months ended September 30, 1998 included $1,232,003 as a result of the distribution of the majority of the net sales proceeds from the 1997 sale of the Properties in Avon Park, Florida and Farmington Hills, Michigan. This special distribution was effectively a return of a portion of the limited partners' investment; although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid preferred return. As a result of the sale of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted for the nine months ended September 30, 1998. No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1997, the Partnership owned and leased 36 wholly owned Properties (including seven Properties sold in 1997), and during the nine months ended September 30, 1998, the Partnership owned and leased 29 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $1,323,420 and $1,589,749, respectively, in rental income and contingent rental income from these Properties, $452,276 and $545,365 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in rental income and contingent rental income during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997 is primarily attributable to a decrease in rental income and contingent rental income as a result of the sales of seven Properties during 1997. The Partnership reinvested the majority of the net sales proceeds from the 1997 sales of several Properties in Properties held as tenants-in-common with affiliates of the general partners resulting in an increase in equity in earnings of joint ventures, as described below. Rental income and contingent rental income are expected to remain at reduced amounts as a result of the Partnership distributing the majority of the net sales proceeds from the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan.

         In addition, during the nine months ended September 30, 1998 and 1997, the Partnership earned $60,100 and $34,466, respectively in interest and other income, $17,361 and $17,521 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The increase in interest and other income for the nine months ended September 30, 1998 is primarily due to an increase in interest income earned on net sales proceeds relating to the sales of several properties during 1997 described above, pending the reinvestment of the net sales proceeds in additional Properties and distributions to limited partners.

         For the nine months ended September 30, 1997, the Partnership also owned and leased four Properties indirectly through joint venture arrangements (including one Property in Show Low Joint Venture, which was sold in January
1997) and one Property as tenants-in-common with an affiliate of the general partners. In addition, for the nine months ended September 30, 1998, the Partnership owned and leased three Properties indirectly through joint venture arrangements and six Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $319,894 and $333,517, respectively, attributable to net income earned by these joint ventures, $104,979 and $40,610 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in net income earned by joint ventures for the nine months ended September 30, 1998, is primarily attributable to the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property. Show Low Joint Venture reinvested the majority of the net sales proceeds in an additional property in June 1997. The decrease in net income earned by joint ventures during the nine months ended September 30, 1998, is partially offset by, and the increase in net income earned by joint ventures during the quarter ended September 30, 1998 is primarily attributable to, the fact that subsequent to September 30, 1997, the Partnership reinvested the net sales proceeds from the sale of five Properties during 1997, in five Properties with affiliates of the general partners as tenants-in-common.

         Operating expenses, including depreciation and amortization, were $424,970 and $448,861 for the nine months ended September 30, 1998 and 1997, respectively, of which $153,104 and $138,539 were incurred for the quarters ended September 30, 1998 and 1997, respectively. Depreciation expense during the quarter and nine months ended September 30, 1998, decreased, as compared to the same periods in 1997, primarily as a result of the sales of several Properties during 1997. General operating and administrative expenses increased during the quarter and nine months ended September 30, 1998, primarily due to the Partnership incurring roof repairs relating to the Property in Lombard, Illinois. The Partnership has entered into a new lease for this Property and does not anticipate incurring such expenses in future periods.

         During the nine months ended September 30, 1998, the Partnership recorded deferred, subordinated real estate disposition fees of $45,150 payable to CNL Fund Advisors, Inc. relating to the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. Initially, the Partnership considered reinvesting the sales proceeds in additional Properties and therefore did not include these amounts in the determination of the gain on sale for financial reporting purposes during 1997. However, during the nine months ended September 30, 1998, the Partnership declared a special distribution of net sales proceeds from these Properties payable to the limited partners. Accordingly, the Partnership recorded these subordinated real estate disposition fees during the nine months ended September 30, 1998. The payment of these fees is subordinated to the limited partners receiving their ten percent preferred return and their adjusted capital.

         As a result of the sales of the Properties in Eagan, Minnesota and Jacksonville, Florida, during 1997, the Partnership recognized gains of $301,901 and $460,152 for financial reporting purposes during the quarter and nine months ended September 30, 1997, respectively. No Properties were sold during the quarter and nine months ended September 30, 1998.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." The adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 10th day of November, 1998.


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