Form 10-Q/A
period 1998-09-30
CNL INCOME FUND II LTD
filed 1998-11-19
CIK 806510

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
              ----------------------------------------------------


                             Commission file number
                                     0-16824
                          ----------------------------


                            CNL Income Fund II, Ltd.
          ------------------------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The Form 10-Q of CNL Income Fund II, Ltd. for the quarter and nine months ended September 30, 1998 is being amended in order to correct the FISCAL-YEAR-END line item in Exhibit 27, Financial Data Schedule, from December 31, 1988 to December 31, 1998. The correction affects Exhibit 27, Financial Data Schedule, and is therefore amended to read as follows.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 19th day of November, 1998.


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