Form 10-K405
period 1998-12-31
CNL INCOME FUND II LTD
filed 1999-03-31
CIK 806510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from _________ to __________


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

       Registrant's telephone number, including area code: (407) 650-1000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes  X   No
                                      -----   -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 50,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $500 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the
"Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,300,178, and were used to acquire, either directly or indirectly through joint venture arrangements, 39 Properties. During the year ended December 31, 1993, the Partnership sold its Property in Salisbury, North Carolina, and reinvested the majority of the net sales proceeds in a Jack in the Box Property in Lubbock, Texas. During the year ended December 31, 1994, the Partnership sold two of its Properties in Graham, Texas, and Medina, Ohio, and reinvested the net sales proceeds in two Checkers Properties, consisting of only land, located in Fayetteville and Atlanta, Georgia, and a Kenny Rogers Roasters Property in Arvada, Colorado, which is owned as tenants-in-common with an affiliate of the General Partners. During the year ended December 31, 1997, the Partnership sold its Properties in Eagan, Minnesota; Jacksonville, Florida; Farmington Hills (10-mile Road), Michigan; Farmington Hills (12-mile Road), Michigan; Plant City, Florida; Mathis, Texas and Avon Park, Florida and reinvested a portion of these net sales proceeds in a Property in Mesa, Arizona, a Property in Smithfield, North Carolina and a Property in Vancouver, Washington, all of which are owned as tenants-in-common with affiliates of the General Partners. In addition, during 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its Property in Show Low, Arizona to the tenant and reinvested the net sales proceeds in a Property in Greensboro, North Carolina. During 1998, the Partnership reinvested the net sales proceeds from the 1997 sales of the Properties in Jacksonville, Florida and Mathis, Texas in a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. As a result of the above transactions, as of December 31, 1998, the Partnership owned 38 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common. The lessee of the two Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8. Financial Statements and Supplementary Data -- Note 12. Subsequent Event.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from four to 20 years (the average being 16 years), and expire between 2000 and 2018. The leases are on a triple-net basis, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $8,300 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

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

         During the year ended December 31, 1998, the Partnership reinvested the net sales proceeds from the 1997 sales of the Properties in Jacksonville, Florida and Mathis, Texas in a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. The lease terms for these Properties are substantially the same as the Partnership's other leases as described above in the first three paragraphs of this section.

         In addition, during 1998, the tenant of the Property in Oxford, Alabama exercised its option to extend the lease for an additional five years beginning in May 1998 with an increase in rental payments of 20 percent per year. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases as described above.

Major Tenants

         During 1998, two lessees of the Partnership, Golden Corral Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures and six Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to six restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, each of these lessees will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Popeyes Famous Fried Chicken Restaurants ("Popeyes"), each accounted for more than ten percent of the Partnership's total rental and mortgage interest income in 1998 (including the Partnership's share of the rental income from three Properties owned by joint ventures and six Properties owned with affiliates as tenants-in-common). In 1999, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 1998, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         The Partnership has entered into three separate joint venture arrangements, Kirkman Road Joint Venture, Holland Joint Venture, and Show Low Joint Venture, to purchase and hold three Properties through such joint ventures. Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

         The Partnership shares management control of Kirkman Road Joint Venture with an unrelated third party and shares management control equally with affiliates of the General Partners for Holland Joint Venture and Show Low Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner or partners, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

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

         In addition, during the year ended December 31, 1997, the Partnership entered into three separate agreements to hold a Property in Mesa, Arizona, a Property in Smithfield, North Carolina and a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-venturer's percentage interest. The Partnership owns an approximate 58 percent, 47 percent, and 37 percent interest, in these Properties in Mesa, Arizona, Smithfield, North Carolina and Vancouver, Washington, respectively.

         In addition, in January 1998, the Partnership entered into two agreements to hold a Property in Overland Park, Kansas and a Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-venturer's percentage interest. The Partnership owns an approximate 39 percent and a 13 percent interest in the Properties in Overland Park, Kansas and Memphis, Tennessee, respectively.

Certain Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the
Partnership  in  responding  to  tenant  inquiries  and  notices  and  providing information  to  the  Partnership  about  the  status  of  the  leases  and  the
Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

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


Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 38 Properties located in 18 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         Leases with Major Tenants. The terms of the leases with each of the Partnership's major tenants as of December 31, 1998 (see Item 1. Business Major Tenants), are substantially the same as those described in Item 1.
Business - Leases.

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999 there were 2,207 holders of record of the Units. There is no public trading market for the Units and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 1998, the price paid for any Unit transferred pursuant to the Plan was $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.

                                                    1998 (1)                              1997 (1)
                                         --------------------------------      --------------------------------
                                          High       Low        Average         High       Low        Average
                                         -------    -------    ----------      -------    -------    ----------
         First Quarter                     $456       $431          $444         $500       $465          $478
         Second Quarter                     395        395           395          500        411           447
         Third Quarter                      475        361           444          500        424           464
         Fourth Quarter                     430        420           423          475        450           461


(1) A total of 207 and 477 Units were transferred other than pursuant to the Plan for the years ended December 31, 1998 and 1997, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $3,294,507 and $2,376,000, respectively, to the Limited Partners. During 1998, distributions included a special distribution of $1,232,003, as a result of the distribution of net sales proceeds from the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. This amount was applied toward the Limited Partners' cumulative 10% Preferred Return. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues in 1998 and is expected to reduce the Partnership's revenues in subsequent years. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed to the Limited Partners for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, the distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                Quarter Ended                       1998              1997
                --------------------            -------------      ------------
                March 31                          $1,747,628          $594,000
                June 30                              515,625           594,000
                September 30                         515,625           594,000
                December 31                          515,629           594,000

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.


Item 6.  Selected Financial Data


                                           1998           1997           1996            1995            1994
                                       -------------  -------------- -------------- ---------------  --------------
Year ended December 31:
     Revenues (1)                        $2,337,414    $ 2,547,854      $2,455,884     $ 2,455,754     $ 2,323,678
     Net income (2)                       1,733,739      3,639,880       1,866,961       1,838,517       1,925,517
     Cash distributions
         declared (3)                     3,294,507      2,376,000       2,376,000       2,376,000       2,376,000
     Net income per Unit (2)                  34.32          72.18           36.97           36.40           38.14
     Cash distributions declared
         per Unit                             65.89          47.52           47.52           47.52           47.52

At December 31:
     Total assets                       $18,392,911    $19,959,059     $18,617,318     $19,110,615     $19,736,258
     Partners' capital                   17,640,881     19,201,649      17,937,769      18,446,808      18,984,291



(1)      Revenues include equity in earnings of joint ventures.

(2) Net income for the year ended December 31, 1998 has been reduced by real estate disposition fees of $45,150 as a result of the 1997 sales of two Properties. Net income for the years ended December 31, 1997 and 1994, includes $1,476,124 and $70,554, respectively, from gain on sale of land and buildings. In addition, net income for the year ended December 31, 1994, includes $29,904 from a loss on sale of land and building. Net income for the years ended December 31, 1997 and 1994 also includes lease termination income of $214,000 and $198,482, respectively, recognized by the Partnership in connection with consideration the Partnership received for re-leasing the former tenants from their obligations under the terms of the leases of three of the Properties sold.

(3) Distributions for the year ended December 31, 1998 include a special distribution to the Limited Partners of $1,232,003 as a result of the distribution of the net sales proceeds from the 1997 sales of two Properties.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 38 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         During the years ended December 31, 1998, 1997, and 1996, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $2,135,691, $2,157,912, and $2,347,731, respectively. The decrease in cash from operations during 1998, as compared to 1997, is primarily a result of changes in income and expenses as described in "Results of Operations" below, and a result of changes in the Partnership's working capital. The decrease in cash from operations during 1997, as compared to 1996, is primarily a result of changes in the Partnership's working capital. Cash from operations was also affected by the following transactions during the years ended December 31, 1998, 1997, and 1996.

         In 1993, the Partnership accepted a promissory note from the tenant of two Properties in Farmington Hills, Michigan, whereby $61,987, which had been included in receivables for past due rents, was converted to a loan receivable. The loan, which was non-interest bearing, was collected in 48 monthly installments with collections commencing January 1993. The receivable was collected in full during 1996.

         In March 1996, the Partnership accepted a promissory note from the former tenant of the Property in Gainesville, Texas, in the amount of $96,502, representing past due rental and other amounts that had been included in receivables and for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $2,156, including interest at a rate of 11 percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership established an allowance for doubtful accounts and is recognizing income as collected. During 1998, the Partnership collected and recognized as income approximately $18,700 relating to this promissory note. As of December 31, 1998 and 1997, the balance in the allowance for doubtful accounts relating to this promissory note was $55,330 and $74,590, respectively, including accrued interest of $2,654 in 1998 and 1997.

         Other sources and uses of capital included the following during the years ended December 31, 1998, 1997, and 1996.

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

         In January 1996, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $26,300 in connection with the operations of the Partnership. The loan, which was uncollateralized and bore interest at a rate of prime plus 0.25% per annum was due on demand. The Partnership repaid the loan in full, along with approximately $200 in interest, to the corporate General Partner. In addition, 1997 and 1996, the Partnership entered into various promissory notes with the corporate General Partner for loans totalling $721,000 and $177,600, respectively, in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of December 31, 1997, the Partnership had repaid the loans in full to the corporate General Partner.

         In January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its Property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The Property was originally contributed to Show Low Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $306,500 in excess of its original purchase price. In June 1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Darryl's Property in Greensboro, North Carolina. As of December 31, 1997, the Partnership had received approximately $124,400, representing a return of capital, for its pro-rata share of the uninvested net sales proceeds. The Partnership used these amounts to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners.

         During 1997, the Partnership sold its Property in Eagan, Minnesota, to the tenant, for $668,033 and received net sales proceeds of $665,882, of which $42,000 were in the form of a promissory note, resulting in a gain of $158,251 for financial reporting purposes. This Property was originally acquired by the Partnership in August 1987 and had a cost of approximately $601,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the
Partnership sold the Property for approximately $64,800 in excess of its original purchase price. In October 1997, the Partnership reinvested the net cash sales proceeds of approximately $623,900 in a Property in Mesa, Arizona, as tenants-in-common with an affiliate of the General Partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's interest. The Partnership owns an approximate 58 percent interest in the Property. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, (at a level reasonably assumed by the General Partners), resulting from the sale.

         In connection with the sale during 1997 of its Property in Eagan, Minnesota, the Partnership accepted a promissory note in the principal sum of $42,000. The promissory note bears interest at a rate of 10.50% per annum and is collateralized by personal property. Initially, the note was to be collected in 18 monthly installments of interest only and thereafter, the entire principal balance became due. During 1998, the note was amended to require six monthly installments of $7,368, including interest, commencing on July 1, 1998. As of December 31, 1998 and 1997, the mortgage note receivable balance was $6,872 and $42,734, respectively, including accrued interest of $56 and $734, respectively. In January 1999, the balance, including accrued interest, was collected.

         In addition, during 1997, the Partnership sold its Properties in Jacksonville, Plant City and Avon Park, Florida; its Property in Mathis, Texas and its two Properties in Farmington Hills, Michigan to third parties for aggregate sales prices of $4,162,006 and received aggregate net sales proceeds of $4,035,196, resulting in aggregate gains of $1,317,873 for financial reporting purposes. These six Properties were originally acquired by the Partnership during 1987 and had aggregate costs of approximately $3,338,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these six Properties for approximately $714,400, in the aggregate, in excess of their original aggregate purchase prices. During 1997, the Partnership reinvested approximately $1,512,400 of these net sales proceeds in a Property in Vancouver, Washington, and a Property in Smithfield, North Carolina, as tenants-in-common with affiliates of the General Partners. As of December 31, 1997, remaining net sales proceeds from five of the six Properties of $2,470,175, including accrued interest of $12,505, were being held in interest bearing escrow accounts. In January 1998, the Partnership reinvested a portion of the net sales proceeds in a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, (at a level reasonably assumed by the General Partners), resulting from these sales. During 1998, the Partnership distributed the remaining net sales proceeds to the Limited Partners in a special distribution, as described below. In connection with the sale of both of the Farmington Hills, Michigan Properties, the Partnership also received $214,000 as a lease termination fee from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the leases.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1998, the Partnership had $889,891 invested in such short-term investments, as compared to $470,194 at December 31, 1997. The increase in cash and cash equivalents during 1998, as compared to 1997, is primarily attributable to the release of funds held in escrow at December 31, 1997 relating to the sales of certain Properties during 1997. The funds remaining at December 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1998, 1997, and 1996, affiliates of the General Partners incurred on behalf of the Partnership $116,317, $68,555, and $103,909, respectively, for certain operating expenses. As of December 31, 1998 and 1997, the Partnership owed $138,153 and $126,284, respectively, to affiliates for such amounts and accounting and administrative services. In addition, during the year ended December 31, 1998, the Partnership incurred $45,150 in real estate disposition fees due to an affiliate as a result of its services in connection with the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. The payment of such fees is deferred until the Limited Partners have received their cumulative 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, decreased to $568,727 at December 31, 1998, from $631,126 at December 31, 1997, primarily as a result of a decrease in distributions payable to Limited Partners at December 31, 1998. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on current and anticipated future cash from operations, and during the year ended December 31, 1997, the return of capital from Show Low Joint Venture, a portion of the proceeds received from the sale of Properties as described above, and for the years ended December 31, 1997 and 1996, loans received from the General Partners, the Partnership declared distributions to the Limited Partners of $3,294,507 for the year ended December 31, 1998, and $2,376,000 for each of the years ended December 31, 1997 and 1996. This represents distributions of $65.89 per Unit for the year ended December 31, 1998, and $47.52 per Unit for each of the years ended December 31, 1997 and 1996. Distributions for the year ended December 31, 1998 included $1,232,003 as a result of the distribution of the majority of the net sales proceeds from the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. This special distribution was effectively a return of a portion of the Limited Partners' investment; although, in accordance with the Partnership agreement, it was applied to the Limited Partners' unpaid preferred return. As a result of the sales of the Properties, the Partnership's total revenue was reduced during 1998 and is expected to remain at reduced amounts in subsequent years, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during 1998. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1998, 1997, and 1996, are required to be treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 2,393,267 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $23,548,652 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         During 1996 and 1997, the Partnership owned and leased 36 wholly owned Properties (including seven Properties sold during 1997). During 1998, the Partnership owned and leased 29 wholly owned Properties. In addition, during 1998, 1997, and 1996, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property. During 1996, the Partnership and an affiliate owned and leased one Property as tenants-in-common, during 1997, the Partnership owned and leased four Properties with affiliates as tenants-in-common, and during 1998, the Partnership owned and leased six Properties with affiliates, as tenants-in-common. As of December 31, 1998, the Partnership owned, either directly, as tenants-in-common with affiliates, or through joint venture arrangements, 38 Properties, which are, in general, subject to long-term triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $8,300 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership earned $1,773,925, $2,024,119, and $2,224,500, respectively, in rental income from the Partnership's wholly owned Properties described above. The decrease in rental income during 1998, as compared to 1997, is primarily attributable to a decrease in rental income as a result of the sales of seven Properties during 1997. The Partnership reinvested the majority of the net sales proceeds from the 1997 sales of several Properties in Properties held as tenants-in-common with affiliates of the General Partners resulting in an increase in equity in earnings of joint ventures, as described below. Rental income earned from wholly owned Properties is expected to remain at reduced amounts as a result of the Partnership reinvesting the net sales proceeds in Properties held as tenants-in-common with affiliates of the General Partners, and distributing net sales proceeds to the Limited Partners, as described above in "Liquidity and Capital Resources."

         Rental income for 1997, as compared to 1996, decreased primarily as the result of the sales of seven Properties during 1997. The decrease in rental income was partially offset by an increase during 1997 due to the fact that rental payments began in July 1997 under the new lease for the Property in Lombard, Illinois, as described above in "Liquidity and Capital Resources."

         During the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $51,029, $68,920, and $79,313, respectively, in contingent rental income. The decrease in contingent rental income for 1998 and 1997, each as compared to the previous year, is primarily due to the 1997 sales of several Properties, the leases of which required the payment of contingent rental income.

         For the years ended December 31, 1998, 1997, and 1996 , the Partnership also earned $431,974, $389,915, and $130,996, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1998 and 1997, each as compared to the previous year, is primarily attributable to the fact that during 1998 and 1997, the Partnership reinvested a portion of the net sales proceeds from the 1997 sales of Properties, in two and five Properties, respectively, with affiliates of the General Partners as tenants-in-common. The increase in net income earned by joint ventures during 1998 is partially offset by, and the increase during 1997, as compared to 1996, is primarily attributable to, the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes from the sale of its Property, as described above in "Liquidity and Capital Resources," above. Show Low Joint Venture reinvested the majority of the net sales proceeds in an additional Property in June 1997.

         During the year ended December 31, 1998, two of the Partnership's lessees, Golden Corral Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from three Properties owned by joint ventures and six Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to six restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these two lessees will continue to contribute more than ten percent of the Partnership's total rental income during 1999. In addition, during the year ended December 31, 1998, two Restaurant Chains, Golden Corral, and Popeyes, each accounted for more than ten percent of the Partnership's total rental and mortgage interest income (including the Partnership's share of the rental income from three Properties owned by joint ventures and six Properties owned with affiliates as tenants-in-common). In 1999, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $558,525, $598,098, and $588,923 for the years ended December 31, 1998,
1997, and 1996, respectively. The decrease in operating expenses during 1998, as compared to 1997, is primarily due to a decrease in depreciation expense as a result of the sales of several Properties during 1997. The decrease is partially offset by an increase in general operating and administrative expenses as a result of the Partnership incurring certain repairs relating to the Property in Lombard, Illinois. The Partnership has entered into a new lease for this Property and does not anticipate incurring such expenses in the future periods.

         The decrease in operating expenses during 1998, as compared to 1997, is also partially offset by an increase as a result of the Partnership incurring $16,208 in transaction costs relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         The decrease in operating expenses during 1998, as compared to 1997, and the increase during 1997, as compared to 1996, is partially due to the fact that during 1997, the Partnership recorded bad debt expense for past due rental amounts relating to the Property in Eagan, Minnesota, due to financial difficulties of the tenant. This Property was sold in June 1997, as described above in "Liquidity and Capital Resources." The increase in operating expenses during 1997, as compared to 1996, was also attributable to an increase in accounting and administrative expenses associated with operating the Partnership and its Properties. The increase in operating expenses during 1997, as compared to 1996, was partially offset by a decrease in depreciation expense which resulted from the sale of the seven Properties during 1997, as described above in "Liquidity and Capital Resources."

         During the year ended December 31, 1998, the Partnership recorded deferred, subordinated real estate disposition fees of $45,150 payable to CNL Fund Advisors, Inc. relating to the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. Initially, the Partnership considered reinvesting the sales proceeds in additional Properties and therefore did not include these amounts in the determination of the gain on sale for financial reporting purposes during 1997. However, during the year ended December 31, 1998, the Partnership declared a special distribution of net sales proceeds from these Properties payable to the Limited Partners. Accordingly, the Partnership recorded these subordinated real estate disposition fees during the year ended December 31, 1998. The payment of these fees is subordinated to the Limited Partners receiving their cumulative 10% Preferred Return and their adjusted capital contribution.

         As a result of the sales of several Properties, the Partnership recognized gains totalling $1,476,124 during the year ended December 31, 1997, for financial reporting purposes. In addition, in connection with the sale of the Properties in Farmington Hills, Michigan, the Partnership also received $214,000 as a lease termination fee from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the leases. No such transactions occurred during the years ended December 31, 1998 and 1996.

         The Partnership's leases as of December 31, 1998, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all Year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk


         Not applicable.


Item 8.   Financial Statements and Supplementary Data



                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                     Page
                                                                     ----

Report of Independent Accountants                                     15

Financial Statements:

     Balance Sheets                                                   16

     Statements of Income                                             17

     Statements of Partners' Capital                                  18

     Statements of Cash Flows                                         19

     Notes to Financial Statements                                    21







                        Report of Independent Accountants



To the Partners
CNL Income Fund II, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund II, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Orlando, Florida
January 13, 1999, except for Note 12 for which the date is March 11, 1999






                                             CNL INCOME FUND II, LTD.
                                           (A Florida Limited Partnership)

                                                   BALANCE SHEETS
                                                   --------------


                                                                                          December 31,
                                                                                  1998                    1997
                                                                             ----------------        ----------------
                         ASSETS

Land and buildings on operating leases, less
    accumulated depreciation                                                       $12,835,304             $13,164,568
Investment in joint ventures                                                         4,353,427               3,568,155
Mortgage note receivable                                                                 6,872                  42,734
Cash and cash equivalents                                                              889,891                 470,194
Restricted cash                                                                             --               2,470,175
Receivables, less allowance for doubtful
    accounts of $55,435 and $83,254                                                    122,560                  80,577
Prepaid expenses                                                                         4,801                   5,510
Lease costs, less accumulated amortization
    of $14,889 and $11,520                                                               5,674                   9,043
Accrued rental income                                                                  174,382                 148,103
                                                                             -----------------         ----------------

                                                                                   $18,392,911             $19,959,059
                                                                             =================         ================


                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                     $   4,621                $  7,170
Accrued and escrowed real estate taxes
    payable                                                                              8,065                   4,656
Distributions payable                                                                  515,629                 594,000
Due to related parties                                                                 183,303                 126,284
Rents paid in advance and deposits                                                      40,412                  25,300
                                                                             -----------------         ----------------
       Total liabilities                                                               752,030                 757,410

Partners' capital                                                                   17,640,881              19,201,649
                                                                             -----------------         ----------------

                                                                                   $18,392,911             $19,959,059
                                                                             =================         ================







                 See accompanying notes to financial statements.




                                              CNL INCOME FUND II, LTD.
                                           (A Florida Limited Partnership)

                                                STATEMENTS OF INCOME

                                                                             Year Ended December 31,
                                                                  1998                 1997                 1996
                                                             --------------       --------------       --------------

Revenues:
    Rental income from operating leases                         $1,773,925           $2,024,119           $2,224,500
    Contingent rental income                                        51,029               68,920               79,313
    Interest and other income                                       80,486               64,900               21,075
                                                             --------------       --------------       --------------
                                                                 1,905,440            2,157,939            2,324,888
                                                             --------------       --------------       --------------
Expenses:
    General operating and administrative                           160,220              137,924              131,628
    Professional services                                           34,731               21,576               26,634
    Bad debt expense                                                    --               27,965                   --
    Real estate taxes                                                   --                  410                4,647
    State and other taxes                                           14,733               10,403                4,255
    Depreciation and amortization                                  332,633              399,820              421,759
    Transaction costs                                               16,208                   --                   --
                                                             --------------       --------------       --------------
                                                                   558,525              598,098              588,923
                                                             --------------       --------------       --------------
Income Before Equity in Earnings of
    Joint Ventures, Gain on Sale of Land
    and Buildings, Real Estate Disposition
    Fees, and Lease Termination Income                           1,346,915            1,559,841            1,735,965

Equity in Earnings of Joint Ventures                               431,974              389,915              130,996

Gain on Sale of Land and Buildings                                      --            1,476,124                   --

Real Estate Disposition Fees                                       (45,150 )                 --                   --

Lease Termination Income                                                --              214,000                   --
                                                             --------------       --------------       --------------

Net Income                                                      $1,733,739           $3,639,880           $1,866,961
                                                             ==============       ==============       ==============

Allocation of Net Income:
    General partners                                              $ 17,789             $ 30,736             $ 18,670
    Limited partners                                             1,715,950            3,609,144            1,848,291
                                                             --------------       --------------       --------------

                                                                $1,733,739           $3,639,880           $1,866,961
                                                             ==============       ==============       ==============

Net Income Per Limited Partner Unit                               $  34.32             $  72.18             $  36.97
                                                             ==============       ==============       ==============

Weighted Average Number of
    Limited Partner Units Outstanding                               50,000               50,000               50,000
                                                             ==============       ==============       ==============



                 See accompanying notes to financial statements.




                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1998, 1997, and 1996


                                      General Partners                                        Limited Partners
                              ----------------------------  ------------------------------------------------------------------------
                                              Accumulated                                 Accumulated  Syndication
                              Contributions    Earnings      Contributions  Distributions   Earnings      Costs           Total
                              -------------   ------------  --------------  ------------- -----------  -----------     -----------

Balance, December 31, 1995        $162,000      $161,705     $25,000,000    $(20,317,377) $16,130,302  $(2,689,822)    $18,446,808

    Distributions to limited
       partners ($47.52 per
       limited partner unit)            --            --              --      (2,376,000)          --           --      (2,376,000 )
    Net income                          --        18,670              --              --    1,848,291           --       1,866,961
                              ------------   -----------   -------------   -------------  -----------   ----------   -------------

Balance, December 31, 1996        162,000        180,375      25,000,000     (22,693,377)  17,978,593   (2,689,822)     17,937,769

    Distributions to limited
       partners ($47.52 per
       limited partner unit)           --             --              --      (2,376,000)          --           --      (2,376,000 )
    Net income                         --         30,736              --              --    3,609,144           --       3,639,880
                              -----------   ------------  --------------   -------------   ----------   ----------   -------------

Balance, December 31, 1997        162,000        211,111      25,000,000     (25,069,377)  21,587,737   (2,689,822)     19,201,649

    Distributions to limited
       partners ($65.89 per
       limited partner unit)           --             --              --      (3,294,507)          --           --      (3,294,507 )
    Net income                         --         17,789              --              --    1,715,950           --       1,733,739
                              -----------   ------------  --------------   -------------  -----------   -----------  -------------

Balance, December 31, 1998       $162,000       $228,900     $25,000,000    $(28,363,884) $23,303,687   $(2,689,822)   $17,640,881
                              ===========   ============  ==============   =============  ===========   ===========  =============






                 See accompanying notes to financial statements.




                                              CNL INCOME FUND II, LTD.
                                           (A Florida Limited Partnership)

                                              STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                       1998                 1997                  1996
                                                                  ---------------       --------------       --------------

Increase (Decrease) in Cash and Cash
   Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                  $ 1,796,989          $2,054,519           $2,295,531
         Distributions from joint ventures                               482,671             147,995              164,718
         Cash paid for expenses                                         (227,335 )           (80,744  )          (130,042  )
         Interest received                                                83,366              36,142               17,524
                                                                  ---------------       --------------       --------------
             Net cash provided by operating
                activities                                             2,135,691           2,157,912            2,347,731
                                                                  ---------------       --------------       --------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                             --           4,659,078                   --
         Proceeds received from tenant in connection
             with termination of leases                                       --             214,000                   --
         Additions to land and buildings on operating
             leases                                                           --             (29,526  )           (11,107  )
         Investment in joint ventures                                   (835,969 )        (2,136,289  )                --
         Return of capital from joint venture                                 --             124,440                   --
         Collections on mortgage note receivable                          35,183                  --                   --
         Decrease (increase) in restricted cash                        2,457,670          (2,457,670  )            25,000
         Payment of lease costs                                               --              (4,507  )            (1,930  )
         Other                                                                --                  --              (25,000  )
                                                                  ---------------       --------------       --------------
             Net cash provided by (used in)
                investing activities                                   1,656,884             369,526              (13,037  )
                                                                  ---------------       --------------       --------------

      Cash Flows from Financing Activities:
         Proceeds from loans from corporate
             general partner                                                  --             721,000              203,900
         Repayment of loans from corporate
             general partner                                                  --            (721,000  )          (203,900  )
         Distributions to limited partners                            (3,372,878 )        (2,376,000  )        (2,376,000  )
                                                                  ---------------       --------------       --------------
                Net cash used in financing activities                 (3,372,878 )        (2,376,000  )        (2,376,000  )
                                                                  ---------------       --------------       --------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                           419,697             151,438              (41,306  )

Cash and Cash Equivalents at Beginning of Year                           470,194             318,756              360,062
                                                                  ---------------       --------------       --------------

Cash and Cash Equivalents at End of Year                              $  889,891           $ 470,194            $ 318,756
                                                                  ===============       ==============       ==============





                 See accompanying notes to financial statements.




                                              CNL INCOME FUND II, LTD.
                                           (A Florida Limited Partnership)

                                        STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 Year Ended December 31,
                                                                     1998                  1997                1996
                                                                 --------------       --------------      --------------

Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                   $1,733,739             $3,639,880          $1,866,961
                                                                 --------------       --------------      --------------
      Adjustments to reconcile net income to
         net cash provided by operating
         activities:
             Bad debt expense                                              --                 27,965                  --
             Depreciation                                             329,264                395,837             417,776
             Amortization                                               3,369                  3,983               3,983
             Gain on sale of land and buildings                            --             (1,476,124)                 --
             Lease termination income                                      --               (214,000)                 --
             Equity in earnings of joint ventures,
                net of distributions                                   50,697               (241,920)             33,722
             Increase in receivables                                  (28,799  )              (4,166)             (8,803)
             Decrease (increase) in prepaid expenses                      709                   (691)             (1,570)
             Increase in accrued rental income                        (26,279  )             (30,746)            (33,234)
             Decrease in other assets                                      --                     --               1,750
             Increase (decrease) in accounts
                payable and accrued expenses                              860                 (2,304)              4,014
             Increase in due to related parties                        57,019                 81,206              35,824
             Increase (decrease) in rents paid in
                advance and deposits                                   15,112                (21,008)             27,308
                                                                 --------------       --------------      --------------
                   Total adjustments                                  401,952             (1,481,968)            480,770
                                                                 --------------       --------------      --------------

Net Cash Provided by Operating Activities                          $2,135,691             $2,157,912          $2,347,731
                                                                 ==============       ==============      ==============

Supplemental Schedule of Non-Cash Investing and
   Financing Activities

      Mortgage note accepted as consideration in
         sale of land and building                                     $   --              $  42,000              $   --
                                                                 ==============       ==============      ==============

      Deferred real estate disposition fees incurred
         and unpaid at end of period                                $  45,150                 $   --              $   --
                                                                 ==============       ==============      ==============

      Distributions declared and unpaid at
         December 31                                                $ 515,629              $ 594,000           $ 594,000
                                                                 ==============       ==============      ==============






                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


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

         Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

         When  the  properties  are  sold,  the  related  cost  and  accumulated depreciation plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value. Although the

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

         general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

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

         Investment in Joint Ventures - The Partnership's investments in Kirkman Road Joint Venture, Holland Joint Venture and Show Low Joint Venture, and the properties in Arvada, Colorado; Mesa, Arizona; Smithfield, North Carolina; Vancouver, Washington; Overland Park, Kansas; and Memphis, Tennessee, each of which is held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996

1.       Significant Accounting Policies - Continued:

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                               1998             1997
                                           ---------------   --------------

            Land                              $ 6,608,400      $ 6,608,400
            Buildings                           9,858,263        9,858,263
                                           ---------------   --------------
                                               16,466,663       16,466,663

            Less accumulated depreciation      (3,631,359 )     (3,302,095 )
                                           ---------------   --------------

                                              $12,835,304      $13,164,568
                                           ===============   ==============

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

         In addition, during 1997, the Partnership sold its properties in Jacksonville, Plant City and Avon Park, Florida; its property in Mathis, Texas and two properties in Farmington Hills, Michigan to third parties for aggregate sales prices of $4,162,006 and received aggregate net sales proceeds (net of $18,430, which represents amounts due to the former tenant for prorated rent) of $4,035,196, resulting in aggregate gains of $1,317,873 for financial reporting purposes. These six properties were originally acquired by the Partnership during 1987 and had aggregate costs of approximately $3,338,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these six properties for approximately $714,400, in the aggregate, in excess of their original aggregate purchase prices. During 1997, the Partnership reinvested approximately $1,512,400 of these net sales proceeds in a property in Vancouver, Washington, and a property in Smithfield, North Carolina, as tenants-in-common with affiliates of the General Partners (see Note 4). In January 1998, the Partnership reinvested a portion of these net sales proceeds in a property in Overland Park, Kansas, and a property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners (see Note 4). In connection with the sale of both of

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996

3.       Land and Buildings on Operating Leases - Continued:

         the Farmington Hills, Michigan properties, the Partnership also received $214,000 as a lease termination fee from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the leases.

         Some of the leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998, 1997, and 1996, the Partnership recognized $26,279, $30,746, and $33,234, respectively, of such income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                                       $ 1,617,078
                2000                                         1,545,876
                2001                                         1,561,629
                2002                                         1,394,850
                2003                                         1,146,347
                Thereafter                                   5,112,565
                                                      -----------------

                                                           $12,378,345
                                                      =================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Investment in Joint Ventures:

         The Partnership has a 50 percent interest, a 49 percent interest and a 64 percent interest in the profits and losses of Kirkman Road Joint Venture, Holland Joint Venture and Show Low Joint Venture, respectively. The remaining interests in Holland Joint Venture and Show Low Joint Venture are held by affiliates of the general partners. The Partnership also has a 33.87% interest in a property in Arvada, Colorado, with an affiliate of the general partners, as tenants-in-common. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate. Amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Investment in Joint Ventures - Continued:

         In January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The property was originally contributed to Show Low Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the property for approximately $306,500 in excess of its original purchase price. In June 1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Darryl's property in Greensboro, North Carolina. As of December 31, 1997, the Partnership had received approximately $124,400 representing a return of capital for its pro-rata share of the uninvested net sales proceeds. As of December 31, 1998, the Partnership owned a 64 percent interest in the profits and losses of the joint venture.

         In October 1997, the Partnership used the net sales proceeds from the sale of the property in Eagan, Minnesota (see Note 3) to acquire a property in Mesa, Arizona, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1998, the Partnership owned an approximate 58 percent interest in this property.

         In December 1997, the Partnership used the net sales proceeds from the sale of one of the properties in Farmington Hills, Michigan, to acquire a property in Smithfield, North Carolina, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1998, the Partnership owned a 47 percent interest in this property.

         In addition, in December 1997, the Partnership used the net sales proceeds from the sale of the property in Plant City, Florida, to acquire a property in Vancouver, Washington, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1998, the Partnership owned an approximate 37 percent interest in this property.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Investment in Joint Ventures - Continued:

         In addition, in January 1998, the Partnership used the net sales proceeds from the sales of the properties in Jacksonville, Florida and Mathis, Texas, to acquire a 39.39% and a 13.38% interest in a property in Overland Park, Kansas, and a property in Memphis, Tennessee, respectively, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investments in these properties using the equity method since the Partnership shares control with affiliates, and amounts relating to its investments are included in investment in joint ventures.

         Kirkman Road Joint Venture, Holland Joint Venture, Show Low Joint Venture and the Partnership and affiliates, as tenants-in-common in six separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the six properties held as tenants-in-common with affiliates at December 31:

                                                   1998          1997
                                               --------------  ------------

          Land and buildings on operating
              leases, less accumulated
              depreciation                        $8,410,940    $7,091,781
          Net investment in direct financing
              leases                               2,121,822       518,399
          Cash                                        37,128        56,815
          Receivables                                  1,570         4,685
          Accrued rental income                      207,239       102,913
          Other assets                                 1,069           418
          Liabilities                                 32,229        31,673
          Partners' capital                       10,747,539     7,743,338
          Revenues                                 1,254,276       399,579
          Gain on sale of land and building               --       360,002
          Net income                               1,051,988       687,021

         The Partnership recognized income totalling $431,974, $389,915, and $130,996 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Mortgage Note Receivable:

         In connection with the sale in June 1997 of its property in Eagan, Minnesota, the Partnership accepted a promissory note in the amount of $42,000. The promissory note bears interest at a rate of 10.50% per annum and is collateralized by personal property. Initially, the note was to be collected in 18 monthly installments of interest only and thereafter, the entire principal balance shall become due. During 1998, the note was amended to require six monthly installments of $7,368, including interest, commencing on July 1, 1998. As of December 31, 1998 and 1997, the mortgage note receivable balance was $6,872 and $42,734, including accrued interest of $56 and $734, respectively.

6.       Restricted Cash:

         As of December 31, 1997, remaining net sales proceeds of $2,470,175 from the sales of several properties (see Note 3) including accrued interest of $12,505, were being held in interest-bearing escrow accounts pending the release of funds by the escrow agent to acquire additional properties on behalf of the Partnership and to distribute net sales proceeds to the limited partners. In 1998, the funds were released from escrow to the Partnership and were used to acquire two additional properties with affiliates of the general partners and to make a special distribution to the limited partners (see note 4 and note 8).

7.       Receivables:

         In March 1996, the Partnership accepted a promissory note from the former tenant of the property in Gainesville, Texas, in the amount of $96,502, representing past due rental and other amounts, which had been included in receivables and for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $2,156, including interest at a rate of 11 percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership established an allowance for doubtful accounts and is recognizing income as collected. As of December 31, 1998 and 1997, the balances in the allowance for doubtful accounts of $55,330 and $74,590, respectively, including accrued interest of $2,654 in 1998 and 1997, represent the uncollected amounts under this promissory note.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


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

         Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first on a pro rata basis to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership declared distributions to the limited partners of $3,294,507, $2,376,000, and $2,376,000. Distributions for the year ended December 31, 1998, included $1,232,003 as a result of the distribution of net sales proceeds from the 1997 sales of properties in Avon Park, Florida and Farmington Hills, Michigan. This amount was applied toward the limited partners' cumulative 10% Preferred Return. No distributions have been made to the general partners to date.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                  1998                 1997                1996
                                                             ---------------      ---------------     ---------------
              Net income for financial
                  reporting purposes                             $1,733,739           $3,639,880          $1,866,961

              Depreciation for financial
                  reporting purposes in excess
                  of depreciation for tax
                  reporting purposes                                 17,510               19,440              20,922

              Gain on sale of land and
                  buildings for financial
                  reporting purposes (in excess
                  of) less than gain for tax
                  reporting purposes                                335,644             (638,739 )                --

              Equity in earnings of joint  ventures for
                  tax  reporting  purposes less than equity
                  in earnings of joint ventures for
                  financial reporting purposes                      (32,934 )           (146,161 )            (1,240 )

              Capitalization of transaction costs
                  for tax reporting purposes                         16,208                   --                  --

              Allowance for doubtful
                  accounts                                          (27,819 )            (42,782 )            25,225

              Accrued rental income                                 (26,279 )            (30,746 )           (33,234 )

              Rents paid in advance                                  18,112              (21,008 )            22,508
                                                             ---------------      ---------------     ---------------

              Net income for federal income
                  tax purposes                                   $2,034,181          $ 2,779,884         $ 1,901,142
                                                             ===============      ===============     ===============


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. The other individual general partner, Robert
         A. Bourne, serves as treasurer, director and vice chairman of the board of CNL Fund Advisors. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to as the "Affiliate") performed certain services for the Partnership, as described below.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate acted as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures and the properties held as tenants-in-common with affiliates or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold no property management fees were incurred during the years ended December 31, 1998, 1997, and 1996.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Related Party Transactions - Continued:

         The Affiliate is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. For the year ended December 31, 1998, the Partnership incurred $45,150 in deferred, subordinated, real estate disposition fees as a result of the 1997 sales of properties in Avon Park, Florida and Farmington Hills, Michigan. No deferred, subordinated, real estate disposition fees were incurred for the years ended December 31, 1997 and 1996.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $86,009, $78,139 and $79,624 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

         During 1997, the Partnership acquired a property in Mesa, Arizona, as tenants-in-common with an affiliate of the general partners, for a purchase price of $630,554 from CNL BB Corp., also an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the Partnership's percentage of interest in the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

         The due to related parties consisted of the following at December 31:

                                                   1998           1997
                                              ---------------  -------------

           Due to Affiliates:
               Expenditures incurred on
                  behalf of the Partnership         $ 76,326       $ 59,608
               Accounting and administrative
                  services                            61,827         66,676
               Deferred, subordinated real
                  estate disposition fee              45,150              --
                                              ---------------  -------------

                                                    $183,303      $ 126,284
                                              ===============  =============

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996

11.      Concentration of Credit Risk:

         The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnerships' total rental income (including the Partnership's share of rental income from joint ventures and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:


                                                                 1998              1997               1996
                                                             -------------     --------------     -------------
                  Golden Corral Corporation                      $485,839           $408,333          $403,875
                  Restaurant Management
                      Services, Inc.                              252,292            251,480               N/A

         In addition, the following schedule presents total rental and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and mortgage interest income (including the Partnership's share of rental income from joint ventures and properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                                 1998              1997               1996
                                                             -------------     --------------     -------------

                  Golden Corral Family
                      Steakhouse Restaurants                     $485,839           $408,333          $403,875
                  Popeyes Famous Fried
                      Chicken Restaurants                         252,292            251,480               N/A
                  Wendy's Old Fashioned
                      Hamburger Restaurants                           N/A            381,567           421,165
                  Denny's                                             N/A                N/A           388,050
                  KFC                                                 N/A            278,348           358,463


         The information denoted by N/A indicates that for each period presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental, mortgage interest, and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


12.      Subsequent Event:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,393,267 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $23,548,652 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.

           Title of Class          Name of Partner            Percent of Class
           --------------          ---------------            ----------------

  General Partnership Interests    James M. Seneff, Jr.              45%
                                   Robert A. Bourne                  45%
                                   CNL Realty Corporation            10%
                                                                    100%


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statements and Supplementary Data -- Note 12.
Subsequent Event.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.



                                                                                                 Amount Incurred
       Type of Compensation                                Method of                              For the Year
           and Recipient                                  Computation                        Ended December 31, 1998
           -------------                                  -----------                        -----------------------
Reimbursement     to    affiliates    for     Operating  expenses  are  reimbursed     Operating   expenses   incurred   on
operating expenses.                           at the  lower of cost or 90  percent     behalf of the Partnership: $116,317
                                              of  the  prevailing  rate  at  which
                                              comparable  services could have been     Accounting    and     administrative
                                              obtained  in  the  same   geographic     services: $86,009
                                              area.  If the  General  Partners  or
                                              their  affiliates  loan funds to the
                                              Partnership,  the  General  Partners
                                              or   their    affiliates   will   be
                                              reimbursed   for  the  interest  and
                                              fees   charged   to   them   by  the
                                              unaffiliated    lenders   for   such
                                              loans.  Affiliates  of  the  General
                                              Partners  from  time to  time  incur
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.

Annual,  subordinated property management     One-half  of one percent per year of                   $ - 0 -
fee to affiliates                             Partnership  assets under management
                                              (valued at cost),  subordinated to
                                              certain  minimum  returns  to  the
                                              Limited  Partners.   The  property
                                              management fee will not exceed the
                                              lesser  of one  percent  of  gross
                                              operating  revenues or competitive
                                              fees for comparable services.  Due
                                              to the fact  that  these  fees are
                                              non-cumulative   if  the   Limited
                                              Partners do not receive  their 10%
                                              Preferred Return in any particular
                                              year no property  management  fees
                                              will be due or  payable  for  such
                                              year.





                                                                                                 Amount Incurred
       Type of Compensation                                Method of                              For the Year
           and Recipient                                  Computation                        Ended December 31, 1998
           -------------                                  -----------                        -----------------------

Deferred,    subordinated   real   estate     A   deferred,    subordinated   real                   $45,150
disposition fee payable to affiliates         estate   disposition   fee,  payable
                                              upon   sale   of   one   or   more
                                              Properties,  in an amount equal to
                                              the  lesser of (i)  one-half  of a
                                              competitive       real      estate
                                              commission,  or (ii) three percent
                                              of  the   sales   price   of  such
                                              Property or Properties. Payment of
                                              such  fee  shall  be made  only if
                                              affiliates of the General Partners
                                              provides a  substantial  amount of
                                              services  in  connection  with the
                                              sale of a Property  or  Properties
                                              and  shall  be   subordinated   to
                                              certain  minimum  returns  to  the
                                              Limited Partners.  However, if the
                                              net sales  proceeds are reinvested
                                              in a replacement Property, no such
                                              real estate  disposition  fee will
                                              be incurred until such replacement
                                              Property is sold and the net sales
                                              proceeds are distributed.

General        Partners'        deferred,     A   deferred,   subordinated   share                   $ - 0 -
sub-ordinated  share of  Partnership  net     equal to one percent of  Partnership
cash flow                                     distributions   of  net  cash  flow,
                                              subordinated   to  certain   minimum
                                              returns to the Limited Partners.

General        Partners'        deferred,     A   deferred,   subordinated   share                   $ - 0 -
sub-ordinated  share of  Partnership  net     equal   to  five   percent   of  the
sales  proceeds  from a sale or sales not     Partnership  distributions  of  such
in liquidation of the Partnership             net sales proceeds,  subordinated to
                                              certain   minimum   returns  to  the
                                              Limited Partners.






                                                                                                 Amount Incurred
       Type of Compensation                                Method of                              For the Year
           and Recipient                                  Computation                        Ended December 31, 1998
           -------------                                  -----------                        -----------------------

General  Partners'  share of  Partnership     Distributions  of net sales proceeds                   $ - 0 -
net sales  proceeds  from a sale or sales     from   a   sale    or    sales    of
not in liquidation of the Partnership         substantially     all     of     the
                                              Partnership's   assets   will   be
                                              distributed in the following order
                                              or priority: (i) first, to pay all
                                              debts  and   liabilities   of  the
                                              Partnership   and   to   establish
                                              reserves; (ii) second, to Partners
                                              with  positive   capital   account
                                              balances,   determined  after  the
                                              allocation  of  net  income,   net
                                              loss, gain and loss, in proportion
                                              to such  balances,  up to  amounts
                                              sufficient to reduce such balances
                                              to zero; and (iii) thereafter, 95%
                                              to the Limited  Partners and 5% to
                                              the General Partners.



         As discussed above in Item 8. Financial Statements and Supplementary Data -- Note 12. Subsequent Event, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits. For instance, following the Merger, James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the  years  ended  December   31,
                  1998, 1997, and 1996

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying  Accounts for the years ended December 31, 1998, 1997, and 1996

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule  III  -   Real   Estate   and  Accumulated
                  Depreciation at December 31, 1998

                  Schedule IV - Mortgage Loans  on  Real  Estate at December 31,
                  1998

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

         27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1998 through December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                         CNL INCOME FUND II, LTD.

                                         By:      CNL REALTY CORPORATION
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  ROBERT A. BOURNE, President


                                         By:      ROBERT A. BOURNE
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  ROBERT A. BOURNE


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



              Signature                                    Title                                   Date
              ---------                                    -----                                   ----
/s/ Robert A. Bourne                       President,   Treasurer  and  Director              March 30, 1999
Robert A. Bourne                           (Principal        Financial       and
                                           Accounting  Officer)

/s/ James M. Seneff, Jr.                   Chief Executive  Officer and Director              March 30, 1999
James M. Seneff, Jr.                       (Principal Executive  Officer)





                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997, and 1996



                                                            Additions                           Deductions
                                                  -------------------------------      ------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                  Balance at       Charged to       Charged to           Deemed            mined to        Balance
                                  Beginning        Costs and          Other            Uncollec-           be Col-         at End
 Year          Description         of Year          Expenses         Accounts            tible             lectible        of Year
--------     ----------------    -------------    -------------    --------------      ------------       -----------    -----------

 1996        Allowance for
                 doubtful
                 accounts           $ 100,811           $  --          $ 64,323   (b)     $17,832   (c)      $21,266       $ 126,036
             (a)
                                 =============    =============    ==============      ============       ===========    ===========

1997         Allowance for
                 doubtful
                 accounts            $126,036           $  --           $ 5,677   (b)     $30,062   (c)      $18,397        $ 83,254
             (a)
                                 =============    =============    ==============      ============       ===========    ===========

1998         Allowance for
                 doubtful
                 accounts            $ 83,254           $  --            $   70   (b)     $ 7,205   (c)      $20,684         $55,435
             (a)
                                 =============    =============    ==============      ============       ===========    ===========


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



                                                                  CNL INCOME FUND II, LTD.
                                                              (A Florida Limited Partnership)

                                                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     December 31, 1998

                                                                                            Costs Capitalized
                                                                                              Subsequent to
                                                                  Initial Cost                 Acquisition
                                                          --------------------------      -------------------
                                           Encum-                      Buildings and      Improve-   Carrying
                                          brances              Land    Improvements         ments     Costs
                                        -----------         ---------- -------------      ---------  -------
Properties the Partnership
  has Invested in:

    Burger King Restaurant:
      San Antonio, Texas                     -               $373,095     $384,458             -        -

    Checkers Drive-In Restaurants:
      Fayetteville, Georgia                  -                338,735            -             -        -
      Atlanta, Georgia                       -                317,128            -             -        -

    Denny's Restaurants:
      Casper, Wyoming                        -                184,285      415,181             -        -
      Rock Springs, Wyoming                  -                217,448      488,991             -        -

    Golden Corral Family
     Steakhouse Restaurants:
      Tomball, Texas                         -                311,019      529,759        22,330        -
      Pineville, Louisiana (e)               -                187,961      503,435             -        -
      Hueytown, Alabama                      -                258,084      513,853             -        -
      Nederland, Texas                       -                327,473      520,701             -        -
      Columbia, Missouri                     -                384,911      163,164             -        -

    Jack in the Box Restaurant:
      Lubbock, Texas                         -                229,198      408,702             -        -

    KFC Restaurants:
      Jacksonville, Florida                  -                198,735      266,200             -        -
      Eagan, Minnesota                       -                202,084      370,247        31,976        -
      Bay City, Texas                        -                162,783            -       305,154        -

    Lonestar Steakhouse &
     Saloon Restaurant:
      Sterling Heights, Michigan (f)         -                430,281            -       648,736        -

    Pizza Hut Restaurants:
      Clayton, New Mexico                    -                 54,093      200,141             -        -
      Santa Rosa, New Mexico                 -                 75,963      168,204             -        -
      Childress, Texas                       -                 71,512      145,191             -        -
      Coleman, Texas                         -                 70,208      141,004             -        -

    Ponderosa Steakhouse Restaurant:
      Scottsburg, Indiana                    -                208,781            -       518,884        -

    Popeyes Famous Fried
     Chicken Restaurants:
      Altamonte Springs, Florida             -                197,959      255,965             -        -
      Ocala, Florida                         -                184,512      274,991             -        -
      Sanford, Florida                       -                237,243      359,865             -        -
      Apopka, Florida                        -                155,041            -       417,209        -

    Wendy's Old Fashioned
     Hamburger Restaurants:
      Gainesville, Texas                     -                166,302      449,914             -        -
      Vail, Colorado                         -                782,609            -       550,346        -

    Other:
      Oxford, Alabama (g)                    -                152,567      355,990             -        -
      Littleton, Colorado (h)                -                 42,873      310,832             -        -
      Lombard, Illinois (i)                  -                 85,517       96,207        40,633        -
                                                         ------------  -----------  ------------  -------

                                                           $6,608,400   $7,322,995    $2,535,268        -
                                                         ============  ===========  ============  =======

Property of Joint Venture in Which
  the Partnership has a 50% Interest and
  has Invested in Under an Operating Lease:

    Pizza Hut Restaurant:
      Orlando, Florida                       -               $330,568     $220,588             -        -
                                                         ============  ===========  ============  =======

Property of Joint Venture in Which the
  Partnership  has a 49% Interest and has
  Invested in Under an Operating Lease:

    Denny's Restaurant:
      Holland, Michigan                      -               $295,987            -      $780,451        -
                                                         ============  ===========  ============  =======

Property of Joint Venture in Which the
  Partnership  has a 64% Interest and has
  Invested in Under an Operating Lease:

    Darryl's Restaurant:
      Greensboro, North Carolina             -               $261,013            -             -        -
                                                         ============  ===========  ============  =======

Property in Which the Partnership
  has a 33.87% Interest as Tenants-
  In-Common and has Invested
  in Under an Operating Lease

    Arby's Restaurant:
      Arvada, Colorado (m)                   -               $260,439     $545,126             -        -
                                                         ============  ===========  ============  =======

Property in Which the Partnership has
  a 57.9129% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

    Boston Market Restaurant:
      Mesa, Arizona (l)                      -               $440,843     $650,622             -        -
                                                         ============  ===========  ============  =======

Property in Which the Partnership has a 47%
  Interest as Tenants- In Common and
  has Invested in Under an Operating Lease:

    Golden Corral Restaurant:
      Smithfield, North Carolina             -               $264,272   $1,155,018             -        -
                                                         ============  ===========  ============  =======

Property in Which the Partnership has a
  37.01%  Interest as Tenants-in-Common
  and has Invested in Under an Operating Lease:

    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington                  -               $875,659   $1,389,366             -        -
                                                         ============  ===========  ============  =======

Property of in Which the Partnership has a 13.38% Interest as Tenants- In-Common and has Invested in Under an Operating Lease:

    IHOP Restaurant
      Memphis, Tennessee                     -               $678,890     $825,076             -        -
                                                         ============  ===========  ============  =======

Property of Joint Venture in
  Which the Parnership has a
  64% Interest has Invested in
  Under a Direct Financing Lease:

    Darryl's Restaurant:
      Greensboro, North Carolina             -                     -      $521,400            -         -
                                                         ============  ===========  ============  =======

Property in Which the Partnership has a
  39.39% Interest as Tenants- In-Common and has Invested in Under a Direct Financing Lease:

    IHOP Restaurant
      Overland Park, Kansas                  -               $335,374   $1,273,134             -        -
                                                         ============  ===========  ============  =======






          Gross Amount at Which                                              Life on Which
         Carried at Close of Period (c)                                     Depreciation in
  -------------------------------------                 Date                 Latest Income
               Buildings and             Accumulated   of Con-     Date       Statement is
    Land       Improvements     Total    Depreciation struction  Acquired      Computed
  ---------  ------------   -----------  -----------  ---------  --------     ------------




  $373,095      $384,458      $757,553     $147,376    1987        07/87           (b)


   338,735             -       338,735           (d)    -          12/94           (d)
   317,128             -       317,128           (d)    -          12/94           (d)


   184,285       415,181       599,466      156,846    1983        09/87           (b)
   217,448       488,991       706,439      184,730    1983        09/87           (b)



   311,019       552,089       863,108      213,488    1987        05/87           (b)
   187,961       503,435       691,396      194,382    1987        06/87           (b)
   258,084       513,853       771,937      198,405    1987        06/87           (b)
   327,473       520,701       848,174      198,156    1987        08/87           (b)
   384,911       163,164       548,075       60,734    1987        11/87           (b)


   229,198       408,702       637,900       74,014    1993        07/93           (b)


   198,735       266,200       464,935      100,564    1983        09/87           (b)
   202,084       402,223       604,307      150,834    1987        10/87           (b)
   162,783       305,154       467,937      112,737    1987        12/87           (b)



   430,281       648,736     1,079,017      234,266    1988        08/87           (b)


    54,093       200,141       254,234       76,165    1986        08/87           (b)
    75,963       168,204       244,167       64,011    1986        08/87           (b)
    71,512       145,191       216,703       55,253    1974        08/87           (b)
    70,208       141,004       211,212       52,093    1977        12/87           (b)


   208,781       518,884       727,665      187,375    1988        10/87           (b)



   197,959       255,965       453,924      101,675    1987        02/87           (b)
   184,512       274,991       459,503      109,233    1987        02/87           (b)
   237,243       359,865       597,108      138,948    1987        06/87           (b)
   155,041       417,209       572,250      152,398    1988        09/87           (b)



   166,302       449,914       616,216      172,467    1986        07/87           (b)
   782,609       550,346     1,332,955      209,437    1987        08/87           (b)


   152,567       355,990       508,557      129,040    1987        02/88           (b)
    42,873       310,832       353,705      116,562    1973        10/87           (b)
    85,517       136,840       222,357       40,170    1973        10/87           (b)
----------  ------------  ------------  -----------

$6,608,400    $9,858,263   $16,466,663   $3,631,359
==========  ============  ============  ===========






  $330,568      $220,588      $551,156      $82,415    1987        10/87           (b)
==========  ============  ============  ===========






  $295,987      $780,451    $1,076,438     $264,486    1988        10/87           (b)
==========  ============  ============  ===========






  $261,013            (k)     $261,013            -    1987        07/87           (j)
==========                ============  ===========







  $260,439      $545,126      $805,565      $77,712    1994        09/94           (b)
==========  ============  ============  ===========






  $440,843      $650,622    $1,091,465      $25,836    1997        10/97           (b)
==========  ============  ============  ===========






  $264,272    $1,155,018    $1,419,290      $39,450    1996        12/97           (b)
==========  ============  ============  ===========






  $875,659    $1,389,366    $2,265,025      $46,437    1994        12/97           (b)
==========  ============  ============  ===========






  $678,890      $825,076    $1,503,966      $26,642    1997        01/98           (b)
==========  ============  ============  ===========







        (k)           (k)          (j)   1974    06/97              (j)
==========






         -            (k)           (k)          (j)   1997        01/98           (j)
==========








                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998



(a) Transactions in real estate and accumulated depreciation during 1998, 1997 and 1996, are summarized as follows:


                                                                                                      Accumulated
                                                                                   Cost              Depreciation
                                                                            ------------------     ------------------
                    Properties the Partnership has Invested in:

                           Balance, December 31, 1995                            $  20,579,247          $   3,398,315
                           Additional costs capitalized                                 40,633                     --
                           Depreciation expense                                             --                417,776
                                                                            ------------------     ------------------

                           Balance, December 31, 1996                               20,619,880              3,816,091
                           Dispositions                                             (4,153,217)              (909,833)
                           Depreciation expense                                             --                395,837
                                                                            ------------------     ------------------

                           Balance, December 31, 1997                               16,466,663              3,302,095
                           Depreciation expense                                             --                329,264
                                                                            ------------------     ------------------

                           Balance, December 31, 1998                            $  16,466,663          $   3,631,359
                                                                            ==================     ==================

                    Property of Joint Venture in Which the Partnership has a 50%
                        Interest:

                           Balance, December 31, 1995                             $    551,156           $     60,356
                           Depreciation expense                                             --                  7,353
                                                                            ------------------     ------------------

                           Balance, December 31, 1996                                  551,156                 67,709
                           Depreciation expense                                             --                  7,353
                                                                            ------------------     ------------------

                           Balance, December 31, 1997                                  551,156                 75,062
                           Depreciation expense                                             --                  7,353
                                                                            ------------------     ------------------

                           Balance, December 31, 1998                             $    551,156           $     82,415
                                                                            ==================     ==================






                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998

                                                                                                      Accumulated
                                                                                   Cost              Depreciation
                                                                            ------------------     ------------------

                    Property of Joint Venture in Which
                        the Partnership has a 49%
                        Interest:

                           Balance, December 31, 1995                            $   1,076,438           $    186,441
                           Depreciation expense                                             --                 26,015
                                                                            ------------------     ------------------

                           Balance, December 31, 1996                                1,076,438                212,456
                           Depreciation expense                                             --                 26,015
                                                                            ------------------     ------------------

                           Balance, December 31, 1997                                1,076,438                238,471
                           Depreciation expense                                             --                 26,015
                                                                            ------------------     ------------------

                           Balance, December 31, 1998                            $   1,076,438           $    264,486
                                                                            ==================     ==================

                    Property of Joint Venture in Which
                        the Partnership has a 64%
                        Interest:

                           Balance, December 31, 1995                             $    721,893           $    147,919
                           Depreciation expense                                             --                 20,846
                                                                            ------------------     ------------------

                           Balance, December 31, 1996                                  721,893                168,765
                           Acquisition                                                 261,013                     --
                           Depreciation expense                                             --                  1,713
                           Disposition                                                (721,893)              (170,478)
                                                                            ------------------     ------------------

                           Balance, December 31, 1997                                  261,013                      --
                           Depreciation expense                                              --                      --
                                                                            ------------------     ------------------

                           Balance, December 31, 1998                             $    261,013              $      --
                                                                            ==================     ==================







                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998


                                                                                                     Accumulated
                                                                                  Cost               Depreciation
                                                                            ------------------     ------------------

                    Property in Which the  Partnership
                       has a 33.87% Interest as
                       tenants-in-common:

                           Balance, December 31, 1995                           $    805,565            $    23,199
                           Depreciation expense                                           --                 18,171
                                                                            ------------------     ------------------

                           Balance, December 31, 1996                                805,565                 41,370
                           Depreciation expense                                           --                 18,171
                                                                            ------------------     ------------------

                           Balance, December 31, 1997                                805,565                 59,541
                           Depreciation expense                                           --                 18,171
                                                                            ------------------     ------------------

                           Balance, December 31, 1998                           $    805,565            $    77,712
                                                                            ==================     ==================

                    Property in Which the Partnership has
                        a 57.9129% Interest as tenants-in-
                        common and had Invested in Under an
                        Operating Lease:

                           Balance, December 31, 1996                              $      --              $      --
                           Acquisitions                                            1,091,465                     --
                           Depreciation expense                                           --                  4,021
                                                                            ------------------     ------------------

                           Balance, December 31, 1997                              1,091,465                  4,021
                           Depreciation expense                                           --                 21,815
                                                                            ------------------     ------------------

                           Balance, December 31, 1998                          $   1,091,465            $    25,836
                                                                            ==================     ==================






                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998


                                                                                                     Accumulated
                                                                                  Cost               Depreciation
                                                                            ------------------     ------------------

                    Property in Which the Partnership has
                        a 47% Interest as tenants-in-common
                        and had Invested in Under an Operating
                        Lease:

                           Balance, December 31, 1996                              $      --               $     --
                           Acquisitions                                            1,419,290                     --
                           Depreciation expense                                           --                    949
                                                                            ------------------     ------------------

                           Balance, December 31, 1997                              1,419,290                    949
                           Depreciation expense                                           --                 38,501
                                                                            ------------------     ------------------

                           Balance, December 31, 1998                          $   1,419,290            $    39,450
                                                                            ==================     ==================

                    Property in Which the Partnership has a
                        37.01% Interest as tenants-in-common
                        and had Invested in Under an Operating
                        Lease:

                           Balance, December 31, 1996                              $      --              $      --
                           Acquisitions                                            2,265,025                     --
                           Depreciation expense                                           --                    127
                                                                            ------------------     ------------------

                           Balance, December 31, 1997                              2,265,025                    127
                           Depreciation expense                                           --                 46,310
                                                                            ------------------     ------------------

                           Balance, December 31, 1998                          $   2,265,025            $    46,437
                                                                            ==================     ==================

                    Property in Which the  Partnership  has a 13.38% Interest as
                        tenants-in-common and had Invested in Under an Operating
                        Lease:

                           Balance, December 31, 1997                              $      --              $      --
                           Acquisitions                                            1,503,966                     --
                           Depreciation expense                                           --                 26,642
                                                                            ------------------     ------------------

                           Balance, December 31, 1998                          $   1,503,966            $    26,642
                                                                            ==================     ==================


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998



         (b)        Depreciation   expense  is  computed   for   buildings   and
                    improvements based upon estimated lives of 30 years.

         (c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and the joint ventures (including the Properties held as tenants-in-common) for federal income tax purposes was $16,420,257 and $5,091,168, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

         (l) During the year ended December 31, 1997, the Partnership and an affiliate as tenants-in-common, purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $1,091,465.

         (m) The Property was converted from a Kenny Rogers Roasters restaurant to an Arby's Restaurant during 1996.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1998




                                                                                                                   Principal
                                                                                                                     Amount
                                                                                                                    of Loans
                                                                                                  Carrying         Subject to
                                          Final         Periodic                     Face         Amount of        Delinquent
                       Interest         Maturity        Payment       Prior       Amount of       Mortgages        Principal
     Description         Rate             Date           Terms        Liens       Mortgages          (1)          or Interest
   ----------------    ----------    ---------------    ---------    ---------    ------------    -----------    --------------
   KFC
   Eagan, MN
   First Mortgage        10.50%        December 1998      (1)            $ --       $  42,000       $  6,872              $  --
                                                                     ---------    ------------    -----------    --------------

       Total                                                             $ --       $  42,000       $  6,872              $  --
                                                                     =========    ============    ===========    ==============


(1)      Monthly  payments  of  interest  only  at an  annual  rate  of  10.50%.
         Beginning July 1, 1998, monthly payments of principal and interest at an annual rate of 10.50%.

(2)      The tax carrying value of the notes is approximately $6,870.

(3)      The changes in the carrying amounts are summarized as follows:


                                                    1998             1997              1996
                                               ---------------  ---------------   ---------------
         Balance at beginning of
             period                                  $  42,734           $   --            $   --

         New mortgage loans                                 --           42,000                --

         Interest earned                                 3,113            2,572                --

         Collection of principal and
             interest                                  (38,975)          (1,838)               --
                                               ---------------  ---------------   ---------------

         Balance at end of period                     $  6,872        $  42,734            $   --
                                               ===============  ===============   ===============


                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number

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