Form 10-Q
period 1999-03-31
CNL INCOME FUND II LTD
filed 1999-05-17
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

   For the transition period from ___________________ to ____________________


                             Commission file number
                                     0-16824
                     ---------------------------------------


                            CNL Income Fund II, Ltd.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                              59-2733859
------------------------------------------         ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


      400 East South Street
         Orlando, Florida                                      32801
------------------------------------------      ------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 650-1000
                                                -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

                                    CONTENTS



                                                                            Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets

                      Condensed Statements of Income

                      Condensed Statements of Partners' Capital

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk

Part II.

     Other Information

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               March 31,               December 31,
                                                                                  1999                     1998
                                                                           -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $3,651,736 and
       $3,631,359                                                                $ 12,266,850             $ 12,835,304
   Investment in joint ventures                                                     4,342,183                4,353,427
   Mortgage note receivable                                                                --                    6,872
   Cash and cash equivalents                                                          899,137                  889,891
   Restricted cash                                                                    678,175                       --
   Receivables, less allowance for doubtful accounts
       of $68,675 and $55,435                                                          61,742                  122,560
   Prepaid expenses                                                                     7,789                    4,801
   Lease costs, less accumulated amortization of
       $15,621 and $14,889                                                              4,942                    5,674
   Accrued rental income                                                              179,999                  174,382
                                                                           -------------------      -------------------

                                                                                 $ 18,440,817             $ 18,392,911
                                                                           ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   33,821               $    4,621
   Escrowed real estate taxes payable                                                  10,191                    8,065
   Distributions payable                                                              515,629                  515,629
   Due to related parties                                                             169,101                  183,303
   Rents paid in advance and deposits                                                  23,200                   40,412
                                                                           -------------------      -------------------
       Total liabilities                                                              751,942                  752,030

   Partners' capital                                                               17,688,875               17,640,881
                                                                           -------------------      -------------------

                                                                                 $ 18,440,817             $ 18,392,911
                                                                           ===================      ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    1999               1998
                                                                                --------------    ---------------
Revenues:
    Rental income from operating leases                                             $ 420,201          $ 432,820
    Interest and other income                                                          13,671             22,954
                                                                                --------------    ---------------
                                                                                      433,872            455,774
                                                                                --------------    ---------------

Expenses:
    General operating and administrative                                               35,824             29,926
    Professional services                                                               3,517              5,716
    State and other taxes                                                              15,526             14,565
    Depreciation and amortization                                                      83,049             83,312
    Transaction costs                                                                  32,324                 --
                                                                                --------------    ---------------
                                                                                      170,240            133,519
                                                                                --------------    ---------------

Income Before Equity in Earnings of Joint Ventures,
    Gain on Sale of Land and Building, and Real
    Estate Disposition Fees                                                           263,632            322,255

Equity in Earnings of Joint Ventures                                                  107,239            109,416

Gain on Sale of Land and Building                                                     192,752                 --

Real Estate Disposition Fees                                                               --            (45,150 )
                                                                                --------------    ---------------

Net Income                                                                          $ 563,623          $ 386,521
                                                                                ==============    ===============

Allocation of Net Income:
    General partners                                                                $   4,328          $   4,317
    Limited partners                                                                  559,295            382,204
                                                                                --------------    ---------------

                                                                                    $ 563,623          $ 386,521
                                                                                ==============    ===============

Net Income Per Limited Partner Unit                                                 $   11.19           $   7.64
                                                                                ==============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                  50,000             50,000
                                                                                ==============    ===============



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  1999                  1998
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                             $   390,900            $  373,111
    Net income                                                                          4,328                17,789
                                                                           -------------------    ------------------
                                                                                      395,228               390,900
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              17,249,981            18,828,538
    Net income                                                                        559,295             1,715,950
    Distributions ($10.31 and $65.89 per
       limited partner unit, respectively)                                           (515,629 )          (3,294,507 )
                                                                           -------------------    ------------------
                                                                                   17,293,647            17,249,981
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 17,688,875          $ 17,640,881
                                                                           ===================    ==================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                       1999               1998
                                                                                   --------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                          $ 518,058          $ 596,047
                                                                                   --------------     --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                                           677,678                 --
       Investment in joint ventures                                                           --           (834,888 )
       Decrease (Increase) in restricted cash                                           (677,678 )        1,432,422
       Collections on mortgage note receivable                                             6,817                 --
                                                                                   --------------     --------------
          Net cash provided by investing activities                                        6,817            597,534
                                                                                   --------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                                (515,629 )         (594,000 )
                                                                                   --------------     --------------
              Net cash used in financing activities                                     (515,629 )         (594,000 )
                                                                                   --------------     --------------

Net Increase in Cash and Cash Equivalents                                                  9,246            599,581

Cash and Cash Equivalents at Beginning of Quarter                                        889,891            470,194
                                                                                   --------------     --------------

Cash and Cash Equivalents at End of Quarter                                            $ 899,137         $1,069,775
                                                                                   ==============     ==============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of quarter                                                    $   --           $ 45,150
                                                                                   ==============     ==============

       Distributions declared and unpaid at end of
          quarter                                                                      $ 515,629         $1,747,628
                                                                                   ==============     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.       Land and Buildings on Operating Leases:

         In March 1999, the Partnership sold its property in Columbia, Missouri, to a third party for $682,500 and received net sales proceed of $677,678, resulting in a gain of $192,752 for financial reporting purposes. This property was originally acquired by the Partnership in November 1987 and had a cost of approximately $511,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $166,500 in excess of its original purchase price.

3.       Restricted Cash:

         As of March 31, 1999, the net sales proceeds of $677,678 from the sale of the property in Columbia, Missouri, plus accrued interest of $497 were being held in an interest-bearing escrow account pending the release of funds to acquire an additional property.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


4.   Merger Transaction:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,393,267 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in the previous offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $23,548,652 as of December 31, 1998. Legg Mason Wood Walker,
         Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


5.   Concentration of Credit Risk:

         The following schedule presents total rental and mortgage interest income from individual lessees, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the properties held as tenants-in-common with affiliates) for each of the quarters ended March 31:

                                                                             1999             1998
                                                                         -------------    --------------
                 Golden Corral Corporation                                   $107,153           $91,728
                 Restaurant Management Services, Inc.                          57,110            57,110

         In addition, the following schedule presents total rental and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and mortgage interest income (including the Partnership's share of rental income from joint ventures and properties held as tenants-in-common with affiliates) for each of the quarters ended March 31:

                                                                             1999             1998
                                                                         -------------    --------------
                 Golden Corral Family Steakhouse
                     Restaurants                                             $107,153          $109,668
                 Popeyes Famous Fried Chicken
                     Restaurants                                               57,110            57,110
                 Wendy's Old Fashioned Hamburger
                     Restaurants                                               54,948            56,273

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1999, the Partnership owned 37 Properties, which included interest in three Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the quarters ended March 31, 1999 and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $518,058 and $596,047, respectively. The decrease in cash from operations for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the quarter ended March 31, 1999.

         In March 1999, the Partnership sold its Property in Columbia, Missouri for $682,500 and received net sales proceeds of $677,678, resulting in a gain of $192,752 for financial reporting purposes. This Property was originally acquired by the Partnership in November 1987 and had a cost of approximately $511,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $166,500 in excess of its original purchase price. As of March 31, 1999, the net sales proceeds of $677,678 plus accrued interest of $497, were being held in an interest-bearing escrow account pending the release of funds to acquire an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Columbia, Missouri, and the reinvestment of the net sales proceeds, will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1999, the Partnership had $899,137 invested in such short-term investments, as compared to $889,891 at December 31, 1998. The funds remaining at March 31, 1999, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $751,942 at March 31, 1999 from $752,030 at December 31, 1998. The general partners believe the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current cash from operations, and for the quarter ended March 31, 1998, a portion of the proceeds received from the 1997 sales of two Properties in Avon Park, Florida and Farmington Hills, Michigan, the Partnership declared distributions to limited partners of $515,629 and $1,747,628 for the quarters ended March 31, 1999 and 1998, respectively. This represents distributions of $10.31 and $34.95 per unit for the quarters ended March 31, 1999 and 1998, respectively. Distributions for the quarter ended March 31, 1998 included $1,232,003 as a result of the distribution of the majority of the net sales proceeds from the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. As a result of the sales of the Properties, the Partnership's total revenue was reduced during 1998 and is expected to remain at reduced amounts in subsequent years, while the majority of the Partnership's operating expenses remained fixed and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted during 1998. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. APF has agreed to issue 2,393,267 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $23,548,652 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations

         During the quarters ended March 31, 1999 and 1998, the Partnership owned and leased 29 wholly owned Properties (which included one Property in Columbia, Missouri which was sold in March 1999), to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $420,201 and $432,820, respectively, in rental income from these Properties. Rental income decreased during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, primarily as a result of the Partnership establishing an allowance for doubtful accounts of approximately $12,300 for past due rental amounts relating to the Properties in Casper and Rock Springs, Wyoming in accordance with the Partnership's collection policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         For the quarters ended March 31, 1999 and 1998, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and six Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $107,239 and $109,416, respectively, attributable to net income earned by these joint ventures.

         During the quarter ended March 31, 1999, two of the Partnership's lessees, Golden Corral Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental and mortgage interest income (including the Partnership's share of rental income from three Properties owned by joint ventures and six Properties owned with affiliate as tenants-in-common). As of March 31, 1999, Golden Corral Corporation was the lessee under leases relating to five restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these two lessees will continue to contribute more than ten percent of the Partnership's total rental income. In addition, during the quarter ended March 31, 1999, three restaurant chains, Golden Corral, Wendy's, and Popeyes, each accounted for more than ten percent of the
Partnership's total rental and mortgage interest income (including the Partnership's share of the rental income from three Properties owned by joint ventures and six Properties owned with affiliates as tenants-in-common). It is anticipated that these three restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization, were $170,240 and $133,519 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expenses during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, was partially due to the Partnership incurring $32,324 in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         During the quarter ended March 31, 1998, the Partnership recorded deferred, subordinated real estate disposition fees of $45,150 payable to CNL Fund Advisors, Inc. relating to the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. Initially, the Partnership considered reinvesting the sales proceeds in additional Properties and therefore did not include these amounts in the determination of the gain on sale for financial reporting purposes during 1997. However, during the quarter ended March 31, 1998, the Partnership declared a special distribution of net sales proceeds from these Properties payable to the limited partners. Accordingly, the Partnership recorded these subordinated real estate disposition fees during the quarter ended March 31, 1998. The payment of these fees is subordinated to the limited partners receiving their cumulative 10 percent preferred return and their adjusted capital contribution. No such fees were recorded during the quarter ended March 31, 1999.

         As a result of the sale of the Property in Columbia, Missouri, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $192,752 for financial reporting purposes during the quarter ended March 31, 1999. No Properties were sold during the quarter ended March 31, 1998.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         Not applicable.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings.

              On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.       Changes in Securities.  Inapplicable.

Item 3.       Defaults upon Senior Securities.  Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.  Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

               (a)  Exhibits

                       2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329.)

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

                       27       Financial Data Schedule (Filed herewith.)

                    (b)  Reports on Form 8-K

                      Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1999.


                       CNL INCOME FUND II, LTD.

                       By:  CNL REALTY CORPORATION
                            General Partner


                                      By:     /s/ James M. Seneff, Jr.
                                              ---------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                      By:     /s/ Robert A. Bourne
                                              --------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)