Form 10-K/A
period 1997-12-31
CNL INCOME FUND II LTD
filed 1999-07-30
CIK 806510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund II, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long-Term Liquidity.


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


         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the
"Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,300,178, and were used to acquire, either directly or indirectly through joint venture arrangements, 39 Properties. During the year ended December 31, 1993, the Partnership sold its Property in Salisbury, North Carolina, and reinvested the majority of the net sales proceeds in a Jack in the Box Property in Lubbock, Texas. The remaining net sales proceeds were used to distribute to limited partners amounts sufficient to pay state and federal income taxes, to pay Partnership expenses and to meet other working capital needs of the Partnership. During the year ended December 31, 1994, the Partnership sold two of its Properties in Graham, Texas, and Medina, Ohio, and reinvested the net sales proceeds in two Checkers Properties, consisting of only land, located in Fayetteville and Atlanta, Georgia, and a Kenny Rogers Roasters Property in Arvada, Colorado, which is owned as tenants-in-common with an affiliate of the General Partners. During the year ended December 31, 1997, the Partnership sold its Properties in Eagan, Minnesota; Jacksonville, Florida; Farmington Hills (10-mile Road), Michigan; Farmington Hills (12-mile Road), Michigan; Plant City, Florida; Mathis, Texas and Avon Park, Florida and reinvested a portion of these net sales proceeds in a Property in Mesa, Arizona, a Property in Smithfield, North Carolina and a Property in Vancouver, Washington, all of which are owned as tenants-in-common with affiliates of the General Partners. In addition, during 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its Property in Show Low, Arizona to the tenant and reinvested the net sales proceeds in a Property in Greensboro, North Carolina. As a result of the above transactions, as of December 31, 1997, the Partnership owned 36 Properties. The 36 Properties include interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common. The lessee of the two Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. In January 1998, the Partnership reinvested the net sales proceeds from the 1997 sales of the Properties in Jacksonville, Florida and Mathis, Texas in a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.


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

Major Tenants

         During 1997, two lessees of the Partnership, Golden Corral Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures and four Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to six restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), KFC, Popeyes Famous Fried Chicken Restaurants ("Popeyes") and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental income in 1997 (including the Partnership's share of the rental income from three Properties owned by joint ventures and four Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. As of December 31, 1997, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements and Tenancy in Common Arrangements

         The Partnership has entered into a joint venture arrangement, Kirkman Road Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into two separate joint venture arrangements: Holland Joint Venture with CNL Income Fund IV, Ltd., an affiliate of the General Partners, to purchase and hold one Property; and Show Low Joint Venture, with CNL Income Fund VI, Ltd., an affiliate of the General Partners, to purchase and hold one Property. The affiliates are limited partnerships organized pursuant to the laws of the state of Florida. Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership has a 50 percent interest in Kirkman Road Joint Venture, a 49 percent interest in Holland Joint Venture, and a 64 percent interest in Show Low Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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


         The Partnership shares management control equally with an unaffiliated entity for Kirkman Road Joint Venture and shares management control equally with affiliates of the General Partners for Holland Joint Venture and Show Low Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner or partners, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.


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


         In addition to the above joint venture agreements, in September 1994, the Partnership entered into an agreement to hold a Property as tenants-in-common with CNL Income Fund XIII, Ltd., a limited partnership organized pursuant to the laws of the State of Florida, and an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 33.87% interest in this Property.

         In addition, during the year ended December 31, 1997, the Partnership entered into three separate agreements to hold a Property in Mesa, Arizona, as tenants-in-common, with CNL Income Fund V, Ltd., an affiliate of the General Partners; to hold a Property in Smithfield, North Carolina, as tenants-in-common, with CNL Income Fund VII, Ltd., an affiliate of the General Partners; and to hold a Property in Vancouver, Washington, as tenants-in-common, with CNL Income Fund, Ltd., CNL Income Fund V, Ltd. and CNL Income Fund VI, Ltd., each of which is an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co- tenant's percentage interest. The Partnership owns a 57.77%, 47% and 37.01% interest, in these Properties in Mesa, Arizona; Smithfield, North Carolina and Vancouver, Washington, respectively.

         In addition, in January 1998, the Partnership entered into two separate agreements to hold an IHOP Property in Overland Park, Kansas , as tenants-in-common, with CNL Income Fund III, Ltd. and CNL Income Fund VI, Ltd., affiliates of the General Partners; and to hold a Property in Memphis,
Tennessee, as tenants-in-common, with CNL Income Fund VI, Ltd. and CNL Income Fund XVI, Ltd., affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-venturer's percentage interest. The Partnership owns a 39.42% and a 13.38% interest in the Properties in Overland Park, Kansas and Memphis, Tennessee, respectively.

         The affiliates are limited partnerships organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.

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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned 36 Properties. Of the 36 Properties, 29 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.


Description of Properties

         Land. The Partnership's Property sites range from approximately 11,500 to 86,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.


         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                                     Number of Properties
         -----                                     --------------------

         Alabama                                            2
         Arizona                                            1
         Colorado                                           3
         Florida                                            6
         Georgia                                            2
         Illinois                                           1
         Indiana                                            1
         Louisiana                                          1
         Michigan                                           2
         Minnesota                                          1
         Missouri                                           1
         North Carolina                                     2
         New Mexico                                         2
         Texas                                              8
         Washington                                         1
         Wyoming                                            2
                                                       ------
         TOTAL PROPERTIES:                                 36
                                                       ======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the two Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,300 to 9,900 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $16,420,257 and $4,806,629, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.


         Restaurant Chain                               Number of Properties
         ----------------                               --------------------

         Arby's                                                   1
         Boston Market                                            1
         Burger King                                              1
         Checkers                                                 2
         Chevy's Fresh Mex1
         Darryl's                                                 1
         Denny's                                                  3
         Golden Corral                                            6
         Jack in the Box                                          1
         KFC                                                      3
         Lone Star Steakhouse                                     1
         Pizza Hut                                                5
         Ponderosa                                                1
         Popeyes                                                  4
         Wendy's                                                  2
         Other                                                    3
                                                             ------
         TOTAL PROPERTIES                                        36
                                                             ======

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

         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         At December 31, 1997, 1996, 1995, 1994, and 1993, the Properties were 100%, 100%, 100%, 95%, and 97% occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                          For the Year Ended December 31:
                                   1997            1996              1995             1994             1993
                              --------------------------------------------------------------------------------

    Rental Revenues (1)        $2,277,558        $2,485,645       $2,472,523        $2,353,103      $2,394,438
    Properties (2)                     36                40               40                39              39
    Average Rent per Unit         $63,266           $62,141          $61,813           $60,336         $61,396

(1) Rental revenues include the Partnership's share of rental revenues from the three Properties owned through joint venture arrangements and the four properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31 and which did not generate any rental revenues during the year ended December 31.

    The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                            Percentage of
                                            Number              Annual Rental                Gross Annual
        Expiration Year                 of Leases                  Revenues                 Rental Income
    -----------------------        ------------------       --------------------          ----------------
               1998                             1                     36,000                       1.71%
               1999                             1                     84,000                       3.98%
               2000                             2                     65,069                       3.08%
               2001                             -                          -                           -
               2002                             5                    397,845                      18.86%
               2003                             -                          -                           -
               2004                             -                          -                           -
               2005                             2                     62,563                       2.97%
               2006                             1                     63,172                       3.00%
               2007                            14                    795,176                      37.69%
               Thereafter                      10                    605,703                      28.71%
                                          -------            ---------------              --------------
               Totals                          36                  2,109,528                     100.00%

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

                                     PART II



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


      The Partnership was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 36 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

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

      None of the Properties owned by the Partnership, or the joint ventures or the tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing from the General Partners, however, the Partnership may borrow, in the discretion of the General Partners, for the purpose of maintaining the operations and paying liabilities of the Partnership including quarterly distributions. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not encumber any of the Properties in connection with any borrowing or advances. The Partnership also will not borrow under circumstances which would make the Limited Partners liable to creditors of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

      Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, distributions to Limited Partners or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $470,194 invested in such short-term investments, as compared to $318,756 at December 31, 1996. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately four percent annually. The funds remaining at December 31, 1997, will be used for the payment of distributions and other liabilities.

Short-Term Liquidity

      The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

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


         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, and for the year ended December 31, 1997, the return of capital from Show Low Joint Venture, and a portion of the proceeds received from the sale of Properties, as described above, the Partnership declared distributions to the Limited Partners of $2,376,000 for each of the years ended December 31, 1997, 1996 and 1995. This represents distributions of $47.52 per Unit for each of the years ended December 31, 1997, 1996 and 1995. The distributions to the Limited Partners for 1997, 1996, and 1995, were also based on loans received from the General Partners of $721,000, $177,600, and $26,300, respectively, all of which were subsequently repaid, as described above in "Capital Resources." The General Partners expect to distribute some or all of the net sales proceeds form the sale of one of the Properties in Farmington Hills, Michigan and from the Property in Avon Park, Florida, to the Limited Partners. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, is expected to reduce the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, is expected to result in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Long-Term Liquidity

      The Partnership has no long-term debt or other long-term liquidity requirements.

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


      During the years ended December 31, 1997, 1996 and 1995, the Partnership earned $2,024,119, $2,224,500 and $2,207,971, respectively, in rental income from the Partnership's wholly owned Properties described above. Rental income for 1997, as compared to 1996, decreased approximately $218,900 primarily as the result of the sales during 1997 of the two Properties in Farmington Hills, Michigan and the Properties in Plant City, Florida; Mathis, Texas; Jacksonville, Florida; Eagan, Michigan and Avon Park, Florida. The decrease in rental income was partially offset by an increase of approximately $12,200 during 1997 due to the fact that rental payments began in July 1997 under the new lease for the Property in Lombard, Illinois, as described above in "Capital Resources." Rental income earned from wholly owned Properties is expected to decrease during 1998 as a result of the Partnership reinvesting the net sales proceeds in Properties held as tenants-in-common with affiliates of the General Partners, and distributing net sales proceeds to the Limited Partners, as described above in "Capital Resources."


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


      For the years ended December 31, 1997, 1996 and 1995 , the Partnership also earned $389,915, $130,996 and $153,677, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures is primarily attributable to the fact that Show Low Joint Venture, in which the Partnership owns a 64 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property in January 1997, as described above in "Capital Resources." Show Low Joint Venture reinvested the majority of the net sales proceeds in an additional Property in June 1997. In addition, the increase in net income earned by joint ventures during 1997, as compared to 1996, is attributable to the fact that during 1997, the Partnership acquired an interest in a Property in Mesa, Arizona, a Property in Smithfield, North Carolina and a Property in Vancouver, Washington, all of which are owned with affiliates as tenants-in-common, as described above in "Capital Resources." The increase in net income earned by joint ventures during 1997, as compared to 1996, and the decrease in net income earned by joint ventures during 1996, as compared to 1995, is primarily a result of a the fact that during 1996, the former tenant of the Property in Arvada, Colorado,owned with an affiliate as tenants-in-common, defaulted under the terms of its lease. The Partnership and the affiliate, as tenants-in-common, entered into a new lease for this Property with a new tenant during 1996.


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


      Operating expenses, including depreciation and amortization expense, were $598,098, $588,923 and $617,237 for the years ended December 31, 1997, 1996 and
1995, respectively. The increase in operating expenses during 1997, as compared to 1996, is partially due to the fact that the Partnership recorded bad debt expense for past due rental amounts relating to the Property in Eagan, Minnesota, due to financial difficulties of the tenant. This Property was sold in June 1997, as described above in "Capital Resources." The increase in operating expenses during 1997, as compared to 1996, was also attributable to, and the decrease in operating expenses during 1996, as compared to 1995, was partially offset by, an increase in accounting and administrative expenses associated with operating the Partnership and its Properties.

      The increase in operating expenses during 1997, as compared to 1996, was partially offset by a decrease in depreciation expense which resulted from the sale of the seven Properties during 1997, as described above in "Capital Resources." The decrease in operating expenses during 1996, as compared to 1995, was primarily a result of the fact that during 1995, the Partnership expensed the balance of unamortized lease costs totalling approximately $35,600, relating to the original lease for the Property in Gainesville, Texas, following the termination of such lease during the year ended December 31, 1995.

      As a result of the sales of the two Properties in Farmington Hills, Michigan and the Properties in Eagan, Minnesota; Jacksonville, Florida; Plant City, Florida; Mathis, Texas and Avon Park, Florida, as described above in "Capital Resources," the Partnership recognized gains totalling $1,476,124 during the year ended December 31, 1997, for financial reporting purposes. In addition, in connection with the sale of the Properties in Farmington Hills, Michigan, the Partnership also received $214,000 as a lease termination fee from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the leases. No such transactions occurred during the years ended December 31, 1996 and 1995.



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

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.


                                        CNL INCOME FUND II, LTD.

                                        By:      CNL REALTY CORPORATION
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 --------------------
                                                 ROBERT A. BOURNE, President


                                        By:      ROBERT A. BOURNE
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 --------------------
                                                 ROBERT A. BOURNE


                                        By:      JAMES M. SENEFF, JR.
                                                 General Partner


                                                 /s/ James M. Seneff, Jr.
                                                 ------------------------
                                                 JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                          Date
       ---------                     -----                          ----

/s/ Robert A. Bourne         President, Treasurer and           July 29, 1999
--------------------         Director (Principal Financial
Robert A. Bourne             and Accounting  Officer)



/s/ James M. Seneff, Jr.     Chief Executive Officer            July 29, 1999
------------------------     and Director (Principal
James M. Seneff, Jr.         Executive Officer)