Form 10-Q
period 1999-06-30
CNL INCOME FUND II LTD
filed 1999-08-13
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

  For the transition period from ____________________ to ____________________


                             Commission file number
                                     0-16824
                     ---------------------------------------


                            CNL Income Fund II, Ltd.
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-2733859
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


                400 East South Street
                  Orlando, Florida                                                       32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------


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

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk

Part II.

     Other Information

                                             CNL INCOME FUND II, LTD.
                                          (A Florida Limited Partnership)
                                             CONDENSED BALANCE SHEETS


                                                                                June 30,               December 31,
                                                                                  1999                     1998
                                                                           -------------------      -------------------
                         ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $3,732,540 and
       $3,631,359, respectively                                                  $ 12,186,046             $ 12,835,304
   Investment in joint ventures                                                     4,326,459                4,353,427
   Mortgage note receivable                                                                --                    6,872
   Cash and cash equivalents                                                          842,128                  889,891
   Restricted cash                                                                    683,770                       --
   Receivables, less allowance for doubtful accounts
       of $56,630 and $55,435, respectively                                           108,847                  122,560
   Prepaid expenses                                                                     8,628                    4,801
   Lease costs, less accumulated amortization of
       $16,353 and $14,889, respectively                                                4,210                    5,674
   Accrued rental income                                                              185,562                  174,382
                                                                           -------------------      -------------------

                                                                                 $ 18,345,650             $ 18,392,911
                                                                           ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   73,729               $    4,621
   Escrowed real estate taxes payable                                                   3,368                    8,065
   Distributions payable                                                              515,629                  515,629
   Due to related parties                                                             164,293                  183,303
   Rents paid in advance and deposits                                                  24,161                   40,412
                                                                           -------------------      -------------------
       Total liabilities                                                              781,180                  752,030

   Commitments and Contingencies (Note 4)

   Partners' capital                                                               17,564,470               17,640,881
                                                                           -------------------      -------------------

                                                                                 $ 18,345,650             $ 18,392,911
                                                                           ===================      ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                   Quarter Ended                  Six Months Ended
                                                                     June 30,                         June 30,
                                                                1999           1998             1999            1998
                                                             -----------    -----------      -----------     -----------
Revenues:
    Rental income from operating leases                       $ 437,442      $ 438,324        $ 857,643       $ 871,144
    Interest and other income                                    22,201         19,785           35,872          42,739
                                                             -----------    -----------      -----------     -----------
                                                                459,643        458,109          893,515         913,883
                                                             -----------    -----------      -----------     -----------

Expenses:
    General operating and administrative                         24,557         34,944           60,381          64,870
    Professional services                                        13,467         19,924           16,984          25,640
    State and other taxes                                           185            167           15,711          14,732
    Depreciation and amortization                                81,536         83,312          164,585         166,624
    Transaction costs                                            56,198             --           88,522              --
                                                             -----------    -----------      -----------     -----------
                                                                175,943        138,347          346,183         271,866
                                                             -----------    -----------      -----------     -----------

Income Before Equity in Earnings of Joint Ventures,
    Gain on Sale of Land and Building, and Real
    Estate Disposition Fees                                     283,700        319,762          547,332         642,017

Equity in Earnings of Joint Ventures                            107,524        105,499          214,763         214,915

Gain on Sale of Land and Building                                    --             --          192,752              --

Real Estate Disposition Fees                                         --             --               --         (45,150 )
                                                             -----------    -----------      -----------     -----------

Net Income                                                    $ 391,224      $ 425,261        $ 954,847       $ 811,782
                                                             ===========    ===========      ===========     ===========

Allocation of Net Income:
    General partners                                            $ 3,911        $ 4,252          $ 8,239         $ 8,569
    Limited partners                                            387,313        421,009          946,608         803,213
                                                             -----------    -----------      -----------     -----------

                                                              $ 391,224      $ 425,261        $ 954,847       $ 811,782
                                                             ===========    ===========      ===========     ===========

Net Income Per Limited Partner Unit                             $  7.75        $  8.42          $ 18.93         $ 16.06
                                                             ===========    ===========      ===========     ===========

Weighted Average Number of Limited Partner
    Units Outstanding                                            50,000         50,000           50,000          50,000
                                                             ===========    ===========      ===========     ===========



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                         Six Months Ended              Year Ended
                                                                             June 30,                 December 31,
                                                                               1999                       1998
                                                                      -----------------------     ----------------------
General partners:
    Beginning balance                                                          $  390,900                  $  373,111
    Net income                                                                      8,239                      17,789
                                                                        ------------------           -----------------
                                                                                  399,139                     390,900
                                                                        ------------------           -----------------

Limited partners:
    Beginning balance                                                          17,249,981                  18,828,538
    Net income                                                                    946,608                   1,715,950
    Distributions ($20.63 and $65.89 per
       limited partner unit, respectively)                                     (1,031,258 )                (3,294,507 )
                                                                        ------------------           -----------------
                                                                               17,165,331                  17,249,981
                                                                        ------------------           -----------------

Total partners' capital                                                       $17,564,470                 $17,640,881
                                                                        ==================           =================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                      1999               1998
                                                                                 ---------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                         $ 976,678          $1,088,196
                                                                                 ---------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                                          677,678                  --
       Investment in joint ventures                                                          --            (834,888 )
       Decrease (Increase) in restricted cash                                          (677,678 )         2,457,670
       Collections on mortgage note receivable                                            6,817                  --
                                                                                 ---------------    ----------------
          Net cash provided by investing activities                                       6,817           1,622,782
                                                                                 ---------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                             (1,031,258 )        (2,341,628 )
                                                                                 ---------------    ----------------
              Net cash used in financing activities                                  (1,031,258 )        (2,341,628 )
                                                                                 ---------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                    (47,763 )           369,350

Cash and Cash Equivalents at Beginning of Period                                        889,891             470,194
                                                                                 ---------------    ----------------

Cash and Cash Equivalents at End of Period                                            $ 842,128           $ 839,544
                                                                                 ===============    ================

Supplemental Schedule of Non-Cash Investing and Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of period                                                    $   --           $  45,150
                                                                                 ===============    ================

       Distributions declared and unpaid at end of
          period                                                                      $ 515,629           $ 515,625
                                                                                 ===============    ================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 1998.

2. Land and Buildings on Operating Leases:

         In March 1999, the Partnership sold its property in Columbia, Missouri, to a third party for $682,500 and received net sales proceeds of $677,678, resulting in a gain of $192,752 for financial reporting purposes. This property was originally acquired by the Partnership in November 1987 and had a cost of approximately $511,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $166,500 in excess of its original purchase price.

3.       Restricted Cash:

         As of June 30, 1999, the net sales proceeds of $677,678 from the sale of the property in Columbia, Missouri, plus accrued interest of $6,092 were being held in an interest-bearing escrow account pending the release of funds to acquire an additional property.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


4.   Commitments and Contingencies:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,196,634 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $23,548,652 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1999, the Partnership owned 37 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         During the six months ended June 30, 1999 and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $976,678 and $1,088,196, respectively. The decrease in cash from operations for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1999.

         In March 1999, the Partnership sold its Property in Columbia, Missouri for $682,500 and received net sales proceeds of $677,678, resulting in a gain of $192,752 for financial reporting purposes. This Property was originally acquired by the Partnership in November 1987 and had a cost of approximately $511,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $166,500 in excess of its original purchase price. As of June 30, 1999, the net sales proceeds of
$677,678, plus accrued interest of $6,092, were being held in an interest-bearing escrow account pending the release of funds to acquire an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Columbia, Missouri, and the reinvestment of the net sales proceeds, will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of a Property, pending reinvestment in an additional Property, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1999, the Partnership had $842,128 invested in such short-term investments, as compared to $889,891 at December 31, 1998. The funds remaining at June 30, 1999, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, and for the six months ended June 30, 1998, a portion of the proceeds received from the 1997 sales of two Properties in Avon Park, Florida and Farmington Hills, Michigan, the Partnership declared distributions to limited partners of $1,031,258 and $2,263,253 for the six months ended June 30, 1999 and 1998, respectively ($515,629 and $515,625 for the quarters ended June 30, 1999 and 1998, respectively). This represents distributions of $20.63 and $45.27 for each of the six months ended June 30, 1999 and 1998, respectively ($10.31 for each of the quarters ended June 30, 1999 and 1998). Distributions for the six months ended June 30, 1998 included $1,232,003 as a result of the distribution of the majority of the net sales proceeds from the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. No distributions were made to the general partners for the quarter and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $781,180 at June 30, 1999 from $752,030 at December 31, 1998. The increase in liabilities at June 30, 1999 is primarily a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999 and 1998, the Partnership owned and leased 29 wholly owned Properties (which included one Property in Columbia, Missouri which was sold in March 1999), to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership earned $857,643 and $871,144, respectively, in rental income from these Properties, $437,442 and $438,324 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. Rental income decreased during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, primarily as a result of the sale of the Property in Columbia, Missouri, as described above in "Capital Resources."

         For the six months ended June 30, 1999 and 1998, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and six Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership earned $214,763 and $214,915, respectively, attributable to net income earned by these joint ventures, $107,524 and $105,499 of which was earned during the quarters ended June 30, 1999 and 1998, respectively.

         Operating expenses, including depreciation and amortization, were $346,183 and $271,866 for the six months ended June 30, 1999 and 1998, respectively, of which $175,943 and $138,347 were incurred during the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, was primarily due to the Partnership incurring $88,522 in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         During the six months ended June 30, 1998, the Partnership recorded deferred, subordinated real estate disposition fees of $45,150 payable to CNL Fund Advisors, Inc. relating to the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. Initially, the Partnership considered reinvesting the sales proceeds in additional Properties and therefore did not include these amounts in the determination of the gain on sale for financial reporting purposes during 1997. However, during the six months ended June 30, 1998, the Partnership declared a special distribution of net sales proceeds from these Properties payable to the limited partners. Accordingly, the Partnership recorded these subordinated real estate disposition fees during the six months ended June 30, 1998. The payment of these fees is subordinated to the limited partners receiving their cumulative 10 percent preferred return and their adjusted capital contribution. No such fees were recorded during the six months ended June 30, 1999.

         As a result of the sale of the Property in Columbia, Missouri, as described above in "Capital Resources," the Partnership recognized a gain of $192,752 for financial reporting purposes during the six months ended June 30, 1999. No Properties were sold during the six months ended June 30, 1998.

Proposed Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,196,634 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $23,548,652 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         Not applicable.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.       Changes in Securities.  Inapplicable.

Item 3.       Defaults upon Senior Securities.  Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.  Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

(a)  Exhibits

                      2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329.)

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

                      27       Financial Data Schedule (Filed herewith.)

                    (b)  Reports on Form 8-K

                         No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 1999.


                   CNL INCOME FUND II, LTD.

                            By: CNL REALTY CORPORATION
                                General Partner


                                By:         /s/ James M. Seneff, Jr.
                                            --------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


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