Form 10-K405/A
period 1998-12-31
CNL INCOME FUND II LTD
filed 1999-10-29
CIK 806510

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended  December 31, 1998
                                         -------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to ___________________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No  __________
                                         ---------

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund X, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,300,178, and were used to acquire, either directly or indirectly through joint venture arrangements, 39 Properties. During the year ended December 31, 1993, the Partnership sold its Property in Salisbury, North Carolina, and reinvested the majority of the net sales proceeds in a Jack in the Box Property in Lubbock, Texas. During the year ended December 31, 1994, the Partnership sold two of its Properties in Graham, Texas, and Medina, Ohio, and reinvested the net sales proceeds in two Checkers Properties, consisting of only land, located in Fayetteville and Atlanta, Georgia, and a Kenny Rogers Roasters Property in Arvada, Colorado, which is owned as tenants-in-common with an affiliate of the General Partners. During the year ended December 31, 1997, the Partnership sold its Properties in Eagan, Minnesota; Jacksonville, Florida; Farmington Hills (10-mile Road), Michigan; Farmington Hills (12-mile Road), Michigan; Plant City, Florida; Mathis, Texas and Avon Park, Florida and reinvested a portion of these net sales proceeds in a Property in Mesa, Arizona, a Property in Smithfield, North Carolina and a Property in Vancouver, Washington, all of which are owned as tenants-in-common with affiliates of the General Partners. In addition, during 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its Property in Show Low, Arizona to the tenant and reinvested the net sales proceeds in a Property in
Greensboro, North Carolina.   During 1998, the Partnership reinvested the net
sales proceeds from the 1997 sales of the Properties in Jacksonville, Florida and Mathis, Texas in a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General
Partners.   As a result of the above transactions, as of December 31, 1998, the
Partnership owned 38 Properties. The 38 Properties included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common. The lessee of the two Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent joint venture interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above multiplied by the percentage interest in the Property with respect to which the option is being exercised. A limited number of leases provide for a purchase option price which is computed pursuant to a formula based on various measures of value contained in an independent appraisal of the Property.

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

Joint Venture and Tenancy in Common  Arrangements

     The Partnership has entered into a joint venture arrangement, Kirkman Road Joint Venture, with an unaffiliated entity to purchase and hold one Property.
In addition, the Partnership has entered into two separate joint venture arrangements: Holland Joint Venture with CNL Income Fund IV, Ltd., an affiliate of the General Partners, to purchase and hold one Property; and Show Low Joint Venture with CNL Income Fund VI, Ltd., an affiliate of the General Partners, to purchase and hold one Property. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida. Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership has a 50 percent interest in Kirkman Road Joint Venture, a 49 percent interest in Holland Joint Venture, and a 64 percent interest in Show Low Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

     In addition to the above joint venture agreements, in September 1994, the Partnership entered into an agreement to hold a Property as tenants-in-common, with CNL Income Fund XIII, Ltd., a limited partnership organized pursuant to the laws of the State of Florida, and an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 33.87% interest in this Property.

     In addition, during the year ended December 31, 1997, the Partnership entered into three separate agreements: one to hold a Property in Mesa, Arizona, as tenants-in-common, with CNL Income Fund V, Ltd., an affiliate of the General Partners; one to hold a Property in Smithfield, North Carolina, as tenants-in-common, with CNL Income Fund VII, Ltd., an affiliate of the General Partners; and one to hold a Property in Vancouver, Washington, as tenants-in-common, with CNL Income Fund, Ltd., CNL Income V, Ltd. and CNL Income Fund VI, Ltd., each of which is an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-tenant's percentage interest. The Partnership owns an approximate 58 percent, 47 percent, and 37 percent interest, in these Properties in Mesa, Arizona, Smithfield, North Carolina and Vancouver, Washington, respectively.

     In addition, in January 1998, the Partnership entered into two separate agreements: to hold a Property in Overland Park, Kansas, as tenants-in-common, with CNL Income Fund III, Ltd. and CNL Income Fund VI, Ltd., affiliates of the General Partners; and to hold a Property in Memphis, Tennessee, as tenants-in-common, with CNL Income Fund VI, Ltd. and CNL Income Fund XVI, Ltd., affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-tenant's percentage interest. The Partnership owns a 39.39% and a 13.38% interest in the Properties in Overland Park, Kansas and Memphis, Tennessee, respectively.

     Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

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

Item 2. Properties

     As of December 31, 1998, the Partnership owned 38 Properties. Of the 38 Properties, 29 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and six are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 11,500 to 86,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

          State                                   Number of Properties
          -----                                   --------------------
          Alabama                                              2
          Arizona                                              1
          Colorado                                             3
          Florida                                              6
          Georgia                                              2
          Illinois                                             1
          Indiana                                              1
          Kansas                                               1
          Louisiana                                            1
          Michigan                                             2
          Minnesota                                            1
          Missouri                                             1
          North Carolina                                       2
          New Mexico                                           2
          Tennessee                                            1
          Texas                                                8
          Washington                                           1
          Wyoming                                              2
                                                           ------
          TOTAL PROPERTIES:                                   38
                                                          =======

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the two Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,300 to 9,900 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $16,420,257 and $5,091,168, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.


          Restaurant Chain                          Number of Properties
          ----------------                          --------------------
          Arby's                                               1
          Boston Market                                        1
          Burger King                                          1
          Checkers                                             2
          Chevy's Fresh Mex                                    1
          Darryl's                                             1
          Denny's                                              3
          Golden Corral                                        6
          IHOP                                                 2
          Jack in the Box                                      1
          KFC                                                  3
          Pizza Hut                                            5
          Ponderosa                                            1
          Popeyes                                              4
          Wendy's                                              2
          Other                                                4
                                                          -------
          TOTAL PROPERTIES:                                   38
                                                          =======

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

     As of December 31, 1998, 1997, 1996, 1995 and 1994, the Properties were 100%, 100%, 100%, 100% and 95% occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                             For the Year Ended December 31:
                                 1998                 1997                 1996                 1995                 1994
                           ---------------      ---------------      ---------------      ---------------      ---------------
Rental Income (1)               $2,337,182           $2,277,558           $2,485,645           $2,472,523           $2,353,103
Properties                              38                   36                   40                   40                   39
Average per Unit                $   61,505           $   63,266           $   62,141           $   61,813           $   60,336

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                                                       Percentage of
                                         Number                Annual Rental            Gross Annual
             Expiration Year            of Leases                Revenues              Rental Income
          ----------------------    ------------------     ------------------     ---------------------
                  1999                       1                    84,000                      3.71%
                  2000                       2                    65,069                      2.87%
                  2001                      --                        --                        --
                  2002                       5                   397,845                     17.56%
                  2003                       1                    40,452                      1.79%
                  2004                      --                        --                        --
                  2005                       2                    62,563                      2.76%
                  2006                       1                    63,172                      2.79%
                  2007                      12                   672,443                     29.67%
                  2008                       1                    62,740                      2.77%
               Thereafter                   13                   817,897                     36.08%
                                         -----              ------------                  --------
                 Totals                     38                 2,266,181                    100.00%
                                         =====              ============                  ========

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


                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 38 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

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

     In January 1996, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $26,300 in connection with the operations of the Partnership. The loan, which was uncollateralized and bore interest at a rate of prime plus 0.25% per annum was due on demand. As of December 31, 1996, the interest rate was 8.50%. The Partnership repaid the loan in full, along with approximately $200 in interest, to the corporate General Partner. In addition, in 1997 and 1996, the Partnership entered into various promissory notes with the corporate General Partner for loans totalling $721,000 and $177,600, respectively, in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of December 31, 1997, the Partnership had repaid the loans in full to the corporate General Partner.

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

     None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing from the General Partners, however, the Partnership may borrow, in the discretion of the General Partners, for the purpose of maintaining the operations and paying liabilities of the Partnership including quarterly distributions. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not encumber any of the Properties in connection with any borrowing or advances. The Partnership also will not borrow under circumstances which would make the Limited Partners liable to creditors of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, distributions to Limited Partners or use for the payment of Partnership liabilities, are invested in money market accounts or other short-
term, highly liquid investments   such as demand deposit accounts at commercial
banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1998, the Partnership had $889,891 invested in such short-term investments, as compared to $470,194 at December 31,

1997. The increase in cash and cash equivalents during 1998, as compared to 1997, is primarily attributable to the release of funds held in escrow at December 31, 1997 relating to the sales of certain Properties during 1997. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution.
Based primarily on current and anticipated future cash from operations, and for the year ended December 31, 1997, the return of capital from Show Low Joint Venture and a portion of the proceeds received from the sale of Properties, as described above, the Partnership declared distributions to the Limited Partners of $3,294,507 for the year ended December 31, 1998, and $2,376,000 for each of the years ended December 31, 1997 and 1996. This represents distributions of $65.89 per Unit for the year ended December 31, 1998, and $47.52 per Unit for each of the years ended December 31, 1997 and 1996. The distributions to the Limited Partners for 1997 and 1996 were also based on loans received from the General Partners of $721,000 and $177,600, respectively, all of which were subsequently repaid, as described above in "Capital Resources." Distributions for the year ended December 31, 1998 included $1,232,003 as a result of the distribution of the majority of the net sales proceeds from the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. This special distribution was effectively a return of a portion of the Limited Partners' investment; although, in accordance with the Partnership agreement, it was applied to the Limited Partners' unpaid preferred return. As a result of the sales of the Properties, the Partnership's total revenue was reduced during 1998 and is expected to remain at reduced amounts in subsequent years, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during 1998. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1998, 1997, and 1996, are required to be treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

     For the years ended December 31, 1998, 1997, and 1996 , the Partnership also earned $431,974, $389,915, and $130,996, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1998 and 1997, each as compared to the previous year, is primarily attributable to the fact that during 1998 and 1997, the Partnership reinvested a portion of the net sales proceeds from the 1997 sales of Properties, in two and five Properties, respectively, with affiliates of the General Partners as tenants-in-common. The increase in net income earned by joint ventures during 1998 is partially offset by, and the increase during 1997, as compared to 1996, is primarily attributable to, the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes from the sale of its Property, as described above in "Capital Resources," above. Show Low Joint Venture reinvested the majority of the net sales proceeds in an additional Property in June 1997.

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

     The decrease in operating expenses during 1998, as compared to 1997, is also partially offset by an increase as a result of the Partnership incurring $16,208 in transaction costs relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 2,393,267 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $23,548,652 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------

                                                         Page
                                                         ----
Report of Independent Accountants                         18

Financial Statements:

   Balance Sheets                                         19

   Statements of Income                                   20

   Statements of Partners' Capital                        21

   Statements of Cash Flows                               22

   Notes to Financial Statements                          24

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



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 13, 1999, except for Note 12 for which the date is March 11, 1999

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                             December 31,
                                                                      1998                    1997
                                                                ---------------         ---------------
                   ASSETS
                   ------
Land and buildings on operating leases, less
   accumulated depreciation                                         $12,835,304              $13,164,568
Investment in joint ventures                                          4,353,427                3,568,155
Mortgage note receivable                                                  6,872                   42,734
Cash and cash equivalents                                               889,891                  470,194
Restricted cash                                                              --                2,470,175
Receivables, less allowance for doubtful
   accounts of $55,435 and $83,254                                      122,560                   80,577
Prepaid expenses                                                          4,801                    5,510
Lease costs, less accumulated amortization
   of $14,889 and $11,520                                                 5,674                    9,043
Accrued rental income                                                   174,382                  148,103
                                                              -----------------         ----------------

                                                                    $18,392,911              $19,959,059
                                                              =================         ================

          LIABILITIES AND PARTNERS' CAPITAL
          ---------------------------------

Accounts payable                                                    $     4,621              $     7,170
Accrued and escrowed real estate taxes
   payable                                                                8,065                    4,656
Distributions payable                                                   515,629                  594,000
Due to related parties                                                  183,303                  126,284
Rents paid in advance and deposits                                       40,412                   25,300
                                                              -----------------         ----------------
       Total liabilities                                                752,030                  757,410

Partners' capital                                                    17,640,881               19,201,649
                                                              -----------------         ----------------

                                                                    $18,392,911              $19,959,059
                                                              =================         ================


                See accompanying notes to financial statements.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                                  Year Ended December 31,
                                                                  1998                     1997                      1996
                                                           ---------------           ---------------          ----------------
Revenues:
 Rental income from operating leases                            $1,773,925                $2,024,119                $2,224,500
 Contingent rental income                                           51,029                    68,920                    79,313
 Interest and other income                                          80,486                    64,900                    21,075
                                                           ---------------           ---------------          ----------------
                                                                 1,905,440                 2,157,939                 2,324,888
                                                           ---------------           ---------------          ----------------
Expenses:
 General operating and administrative                              160,220                   137,924                   131,628
 Professional services                                              34,731                    21,576                    26,634
 Bad debt expense                                                       --                    27,965                        --
 Real estate taxes                                                      --                       410                     4,647
 State and other taxes                                              14,733                    10,403                     4,255
 Depreciation and amortization                                     332,633                   399,820                   421,759
 Transaction costs                                                  16,208                        --                        --
                                                           ---------------           ---------------          ----------------
                                                                   558,525                   598,098                   588,923
                                                           ---------------           ---------------          ----------------
Income Before Equity in Earnings   of
 Joint Ventures, Gain on Sale of Land
 and Buildings, Real Estate Disposition
 Fees, and Lease Termination Income                              1,346,915                 1,559,841                 1,735,965

Equity in Earnings of Joint Ventures                               431,974                   389,915                   130,996

Gain on Sale of Land and Buildings                                      --                 1,476,124                        --

Real Estate Disposition Fees                                       (45,150)                       --                        --

Lease Termination Income                                                --                   214,000                        --
                                                           ---------------           ---------------          ----------------

Net Income                                                      $1,733,739                $3,639,880                $1,866,961
                                                           ===============           ===============          ================

Allocation of Net Income:
 General partners                                               $   17,789                $   30,736                $   18,670
 Limited partners                                                1,715,950                 3,609,144                 1,848,291
                                                           ---------------           ---------------          ----------------

                                                                $1,733,739                $3,639,880                $1,866,961
                                                           ===============           ===============          ================

Net Income Per Limited Partner Unit                                 $34.32                    $72.18                    $36.97
                                                           ===============           ===============          ================

Weighted Average Number of
 Limited Partner Units Outstanding                                  50,000                    50,000                    50,000
                                                           ===============           ===============          ================

                See accompanying notes to financial statements.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

                                  General Partners                                   Limited Partners
                             ---------------------------- --------------------------------------------------------
                                            Accumulated                                   Accumulated  Syndication
                             Contributions    Earnings     Contributions   Distributions    Earnings       Costs           Total
                             -------------- ------------- --------------- -------------   ------------ -----------     -----------
Balance, December 31, 1995       $162,000      $161,705     $25,000,000    $(20,317,377)  $16,130,302  $(2,689,822)    $18,446,808

 Distributions to limited
   partners ($47.52 per
   limited partner unit)               --            --              --      (2,376,000)           --           --      (2,376,000)
 Net income                            --        18,670              --              --     1,848,291           --       1,866,961
                             -------------- ------------- --------------- -------------   ------------ -----------     -----------

Balance, December 31, 1996        162,000       180,375      25,000,000     (22,693,377)   17,978,593   (2,689,822)     17,937,769

 Distributions to limited
   partners ($47.52 per
   limited partner unit)               --            --              --      (2,376,000)           --           --      (2,376,000)
 Net income                            --        30,736              --              --     3,609,144           --       3,639,880
                             -------------- ------------- --------------- -------------   ------------ -----------     -----------

Balance, December 31, 1997        162,000       211,111      25,000,000     (25,069,377)   21,587,737   (2,689,822)     19,201,649

 Distributions to limited
   partners ($65.89 per
   limited partner unit)               --            --              --      (3,294,507)           --           --      (3,294,507)
 Net income                            --        17,789              --              --     1,715,950           --       1,733,739
                             -------------- ------------- --------------- -------------   ------------ -----------     -----------

Balance, December 31, 1998       $162,000      $228,900     $25,000,000    $(28,363,884)  $23,303,687  $(2,689,822)    $17,640,881
                             ============== ============= =============== =============   ============ ===========     ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                                                  Year Ended December 31,
                                                                     1998                   1997                  1996
                                                               ----------------        ---------------       ---------------
Increase (Decrease) in Cash and Cash
  Equivalents:

     Cash Flows from Operating Activities:
        Cash received from tenants                                  $ 1,796,989            $ 2,054,519           $ 2,295,531
        Distributions from joint ventures                               482,671                147,995               164,718
        Cash paid for expenses                                         (227,335)               (80,744)             (130,042)
        Interest received                                                83,366                 36,142                17,524
                                                               ----------------        ---------------       ---------------
           Net cash provided by operating
              activities                                              2,135,691              2,157,912             2,347,731
                                                               ----------------        ---------------       ---------------

     Cash Flows from Investing Activities:
        Proceeds from sale of land and buildings                             --              4,659,078                    --
        Proceeds received from tenant in connection
           with termination of leases                                        --                214,000                    --
        Additions to land and buildings on operating
           leases                                                            --                (29,526)              (11,107)
        Investment in joint ventures                                   (835,969)            (2,136,289)                   --
        Return of capital from joint venture                                 --                124,440                    --
        Collections on mortgage note receivable                          35,183                     --                    --
        Decrease (increase) in restricted cash                        2,457,670             (2,457,670)               25,000
        Payment of lease costs                                               --                 (4,507)               (1,930)
        Other                                                                --                     --               (25,000)
                                                               ----------------        ---------------       ---------------
           Net cash provided by (used in)
              investing activities                                    1,656,884                369,526               (13,037)
                                                               ----------------        ---------------       ---------------

     Cash Flows from Financing Activities:
        Proceeds from loans from corporate
           general partner                                                   --                721,000               203,900
        Repayment of loans from corporate
           general partner                                                   --               (721,000)             (203,900)
        Distributions to limited partners                            (3,372,878)            (2,376,000)           (2,376,000)
                                                               ----------------        ---------------       ---------------
           Net cash used in financing activities                     (3,372,878)            (2,376,000)           (2,376,000)
                                                               ----------------        ---------------       ---------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                                           419,697                151,438               (41,306)

Cash and Cash Equivalents at Beginning of Year                          470,194                318,756               360,062
                                                               ----------------        ---------------       ---------------

Cash and Cash Equivalents at End of Year                            $   889,891            $   470,194           $   318,756
                                                               ================        ===============       ===============

                                 See accompanying notes to financial statements.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                                                                   Year Ended December 31,
                                                                1998                         1997                      1996
                                                       -------------------           ------------------       -------------------
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:

   Net income                                                   $1,733,739                  $ 3,639,880                $1,866,961
                                                       -------------------           ------------------       -------------------
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Bad debt expense                                                 --                       27,965                        --
       Depreciation                                                329,264                      395,837                   417,776
       Amortization                                                  3,369                        3,983                     3,983
       Gain on sale of land and buildings                               --                   (1,476,124)                       --
       Lease termination income                                         --                     (214,000)                       --
       Equity in earnings of joint ventures,
         net of distributions                                       50,697                     (241,920)                   33,722
       Increase in receivables                                     (28,799)                      (4,166)                   (8,803)
       Decrease (increase) in prepaid expenses                         709                         (691)                   (1,570)
       Increase in accrued rental income                           (26,279)                     (30,746)                  (33,234)
       Decrease in other assets                                         --                           --                     1,750
       Increase (decrease) in accounts
         payable and accrued expenses                                  860                       (2,304)                    4,014
       Increase in due to related parties                           57,019                       81,206                    35,824
       Increase (decrease) in rents paid in
         advance and deposits                                       15,112                      (21,008)                   27,308
                                                       -------------------           ------------------       -------------------
          Total adjustments                                        401,952                   (1,481,968)                  480,770
                                                       -------------------           ------------------       -------------------

Net Cash Provided by Operating Activities                       $2,135,691                  $ 2,157,912                $2,347,731
                                                       ===================           ==================       ===================

Supplemental Schedule of Non-Cash Investing and
 Financing Activities

   Mortgage note accepted as consideration in
     sale of land and building                                  $       --                  $    42,000                $       --
                                                       ===================           ==================       ===================

   Deferred real estate disposition fees incurre
     and unpaid at end of period                                $   45,150                  $        --                $       --
                                                       ===================           ==================       ===================

   Distributions declared and unpaid at
     December 31                                                $  515,629                  $   594,000                $  594,000
                                                       ===================           ==================       ===================

                                 See accompanying notes to financial statements.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund II, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the operating method. Under the operating method, land and building leases are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

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

     When the properties are sold, the related cost and accumulated depreciation plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value. Although the

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership's investments in Kirkman
     ----------------------------
     Road Joint Venture, Holland Joint Venture and Show Low Joint Venture, and the properties in Arvada, Colorado; Mesa, Arizona; Smithfield, North Carolina; Vancouver, Washington; Overland Park, Kansas; and Memphis, Tennessee, each of which is held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Lease Costs - Lease incentive costs and brokerage and legal fees associated
     -----------
     with negotiating new leases are amortized over the terms of the new leases using the straight-line method. When a property is sold or a lease is terminated, the related lease cost, if any, net of accumulated amortization is removed from the accounts and charged against income.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

     Reclassification - Certain items in the prior years' financial statements
     ----------------
     have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

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

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                                    1998                    1997
                                                             ----------------        ----------------
          Land                                                    $ 6,608,400             $ 6,608,400
          Buildings                                                 9,858,263               9,858,263
                                                             ----------------        ----------------
                                                                   16,466,663              16,466,663

          Less accumulated depreciation                            (3,631,359)             (3,302,095)
                                                             ----------------        ----------------

                                                                  $12,835,304             $13,164,568
                                                             ================        ================

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

     In addition, during 1997, the Partnership sold its properties in Jacksonville, Plant City and Avon Park, Florida; its property in Mathis, Texas and two properties in Farmington Hills, Michigan to third parties for aggregate sales prices of $4,162,006 and received aggregate net sales proceeds (net of $18,430, which represents amounts due to the former tenant for prorated rent) of $4,035,196, resulting in aggregate gains of $1,317,873 for financial reporting purposes. These six properties were originally acquired by the Partnership during 1987 and had aggregate costs of approximately $3,338,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these six properties for approximately $714,400, in the aggregate, in excess of their original aggregate purchase prices. During 1997, the Partnership reinvested approximately $1,512,400 of these net sales proceeds in a property in Vancouver, Washington, and a property in Smithfield, North Carolina, as tenants-in-common with affiliates of the General Partners (see Note 4). In January 1998, the Partnership reinvested a portion of these net sales proceeds in a property in Overland Park, Kansas, and a property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners (see Note 4). In connection with the sale of both of

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

          1999                                    $ 1,617,078
          2000                                      1,545,876
          2001                                      1,561,629
          2002                                      1,394,850
          2003                                      1,146,347
          Thereafter                                5,112,565
                                              ----------------

                                                  $12,378,345
                                              ================

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

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Investment in Joint Ventures - Continued:
     ----------------------------------------

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

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Investment in Joint Ventures - Continued:
     ----------------------------------------

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

                                                                            1998                1997
                                                                     ----------------     ---------------
          Land and buildings on operating
           leases, less accumulated
           depreciation                                                   $ 8,410,940          $7,091,781
          Net investment in direct financing
           leases                                                           2,121,822             518,399
          Cash                                                                 37,128              56,815
          Receivables                                                           1,570               4,685
          Accrued rental income                                               207,239             102,913
          Other assets                                                          1,069                 418
          Liabilities                                                          32,229              31,673
          Partners' capital                                                10,747,539           7,743,338
          Revenues                                                          1,254,276             399,579
          Gain on sale of land and building                                        --             360,002
          Net income                                                        1,051,988             687,021

     The Partnership recognized income totalling $431,974, $389,915, and $130,996 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


5.   Mortgage Note Receivable:
     ------------------------

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

6.   Restricted Cash:
     ---------------

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

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


8.   Allocations and Distributions:
     -----------------------------

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

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                     1998                       1997                     1996
                                                              -----------------          -----------------         ----------------
          Net income for financial
           reporting purposes                                     $1,733,739                 $3,639,880               $1,866,961

          Depreciation for financial
           reporting purposes in excess
           of depreciation for tax
           reporting purposes                                         17,510                     19,440                   20,922

          Gain on sale of land and
           buildings for financial
           reporting purposes (in excess
           of) less than gain for tax
           reporting purposes                                        335,644                   (638,739)                      --

          Equity in earnings of joint
           ventures for tax reporting
           purposes less than equity in
           earnings of joint ventures for
           financial reporting purposes                              (32,934)                  (146,161)                  (1,240)

          Capitalization of transaction costs
           for tax reporting purposes                                 16,208                         --                       --

          Allowance for doubtful
           accounts                                                  (27,819)                   (42,782)                  25,225

          Accrued rental income                                      (26,279)                   (30,746)                 (33,234)

          Rents paid in advance                                       18,112                    (21,008)                  22,508
                                                           -----------------          -----------------         ----------------

          Net income for federal income
           tax purposes                                           $2,034,181                 $2,779,884               $1,901,142
                                                           =================          =================         ================

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


10.  Related Party Transactions:
     --------------------------

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

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


10.  Related Party Transactions - Continued:
     --------------------------------------

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

     The due to related parties consisted of the following at December 31:

                                                             1998                 1997
                                                       --------------       --------------
          Due to Affiliates:
           Expenditures incurred on
             behalf of the Partnership                       $ 76,326             $ 59,608
           Accounting and administrative
             services                                          61,827               66,676
           Deferred, subordinated real
             estate disposition fee                            45,150                   --
                                                       --------------       --------------

                                                             $183,303             $126,284
                                                       ==============       ==============

11.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnerships' total rental income (including the Partnership's share of rental income from joint ventures and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                           1998                 1997              1996
                                      -------------        -------------     -------------
          Golden Corral Corporation        $485,839             $408,333          $403,875
          Restaurant Management
           Services, Inc.                   252,292              251,480               N/A

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


11.  Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and mortgage interest income (including the Partnership's share of rental income from joint ventures and properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                    1998              1997              1996
                                               -------------     -------------     -------------
          Golden Corral Family
           Steakhouse Restaurants                 $485,839          $408,333          $403,875
          Popeyes Famous Fried
           Chicken Restaurants                     252,292           251,480               N/A
          Wendy's Old Fashioned
           Hamburger Restaurants                       N/A           381,567           421,165
          Denny's                                      N/A               N/A           388,050
          KFC                                          N/A           278,348           358,463

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

12.  Subsequent Event:
     ----------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,393,267 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


12.  Subsequent Event - Continued:
     ----------------------------

     property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $23,548,652 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1999.

                                         CNL INCOME FUND II, LTD.

                                         By:  CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              -------------------------
                                              ROBERT A. BOURNE, President


                                         By:  ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              -------------------------
                                              ROBERT A. BOURNE


                                         By:  JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              -------------------------
                                              JAMES M. SENEFF, JR.

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

Signature                                             Title                                    Date
---------                                             -----                                    ----
/s/ Robert A. Bourne                      President, Treasurer and Director               October 28, 1999
------------------------------------      (Principal Financial and Accounting
Robert A. Bourne                          Officer)

/s/ James M. Seneff, Jr.                  Chief Executive Officer and Director            October 28, 1999
------------------------------------      (Principal Executive  Officer)
James M. Seneff, Jr.