Form 10-Q
period 1999-09-30
CNL INCOME FUND II LTD
filed 1999-11-12
CIK 806510

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

   For the quarterly period ended                 September 30, 1999
                                   ---------------------------------------------

                                       OR

   ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________


                             Commission file number
                                     0-16824
                     ---------------------------------------


                            CNL Income Fund II, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                           59-2733859
------------------------------------         -----------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


     450 South Orange Avenue
       Orlando, Florida                                         32801
------------------------------------         -----------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number
(including area code)                                        (407) 540-2000
                                             -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   ------

                                    CONTENTS

                                                                           Page
                                                                           ----
Part I.

         Item 1.  Financial Statements:

                     Condensed Balance Sheets                              1

                     Condensed Statements of Income                        2

                     Condensed Statements of Partners' Capital             3

                     Condensed Statements of Cash Flows                    4

                     Notes to Condensed Financial Statements               5-7

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   8-15

         Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                           15

Part II.

         Other Information                                                 16-18

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,             December 31,
                                                                                  1999                     1998
                                                                           -------------------      -------------------
                               ASSETS
                               ------
   Land and buildings on operating leases, less
       accumulated depreciation and allowance for loss
       on building                                                               $ 12,025,550             $ 12,835,304
   Investment in joint ventures                                                     4,324,638                4,353,427
   Mortgage note receivable                                                                --                    6,872
   Cash and cash equivalents                                                        1,514,111                  889,891
   Receivables, less allowance for doubtful accounts
       of $57,806 and $55,435, in 1999 and 1998,
       respectively                                                                    13,936                  122,560
   Prepaid expenses                                                                     7,899                    4,801
   Lease costs, less accumulated amortization of
       $17,085 and $14,889 in 1999 and 1998,
       respectively                                                                     3,478                    5,674
   Accrued rental income                                                              191,126                  174,382
                                                                           -------------------      -------------------

                                                                                 $ 18,080,738             $ 18,392,911
                                                                           ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------
   Accounts payable                                                                $  105,760               $    4,621
   Escrowed real estate taxes payable                                                   5,187                    8,065
   Distributions payable                                                              515,629                  515,629
   Due to related parties                                                              55,458                  183,303
   Rents paid in advance and deposits                                                  32,976                   40,412
                                                                           -------------------      -------------------
       Total liabilities                                                              715,010                  752,030

   Commitments and Contingencies (Note 4)

   Partners' capital                                                               17,365,728               17,640,881
                                                                           -------------------      -------------------

                                                                                 $ 18,080,738             $ 18,392,911
                                                                           ===================      ===================

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                   Quarter Ended                  Nine Months Ended
                                                                   September 30,                    September 30,
                                                                1999           1998             1999              1998
                                                           -------------    -------------    -------------    -------------
Revenues:
    Rental income from operating leases                        $434,173       $452,276         $1,291,816       $1,323,420
    Interest and other income                                    17,541         17,361             53,413           60,100
                                                           -------------    -------------    -------------    -------------
                                                                451,714        469,637          1,345,229        1,383,520
                                                           -------------    -------------    -------------    -------------

Expenses:
    General operating and administrative                         28,650         65,025             89,031          129,895
    Professional services                                        11,571          5,119             28,555           30,759
    State and other taxes                                            --             --             15,711           14,732
    Depreciation and amortization                                81,643         82,960            246,228          249,584
    Transaction costs                                            41,555             --            130,077               --
                                                           -------------    -------------    -------------    -------------
                                                                163,419        153,104            509,602          424,970
                                                           -------------    -------------    -------------    -------------

Income Before Equity in Earnings of Joint Ventures,
    Gain on Sale of Land and Building, Provision for
    Loss on Building, and Real Estate Disposition
    Fees                                                        288,295        316,533            835,627          958,550

Equity in Earnings of Joint Ventures                            108,177        104,979            322,940          319,894

Gain on Sale of Land and Building                                    --             --            192,752               --

Provision for Loss on Building                                  (79,585)            --            (79,585)              --

Real Estate Disposition Fees                                         --             --                 --          (45,150)
                                                           -------------    -------------    -------------    -------------

Net Income                                                     $316,887       $421,512         $1,271,734       $1,233,294
                                                           =============    =============    =============    =============
Allocation of Net Income:
    General partners                                           $  2,372       $  4,214         $   10,611       $   12,783
    Limited partners                                            314,515        417,298          1,261,123        1,220,511
                                                           -------------    -------------    -------------    -------------

                                                               $316,887       $421,512         $1,271,734       $1,233,294
                                                           =============    =============    =============    =============

Net Income Per Limited Partner Unit                            $   6.29       $   8.35         $    25.22       $    24.41
                                                           =============    =============    =============    =============

Weighted Average Number of Limited Partner
    Units Outstanding                                            50,000         50,000             50,000           50,000
                                                           =============    =============    =============    =============

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                              Nine Months Ended     Year Ended
                                                September 30,      December 31,
                                                   1999               1998
                                              ---------------    --------------

General partners:
    Beginning balance                            $    390,900      $    373,111
    Net income                                         10,611            17,789
                                              ---------------    --------------
                                                      401,511           390,900
                                              ---------------    --------------

Limited partners:
    Beginning balance                              17,249,981        18,828,538
    Net income                                      1,261,123         1,715,950
    Distributions ($30.94 and $65.89 per
       limited partner unit, respectively)         (1,546,887)       (3,294,507)
                                              ---------------    --------------
                                                   16,964,217        17,249,981
                                              ---------------    --------------

Total partners' capital                          $ 17,365,728      $ 17,640,881
                                              ===============    ==============

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                      1999                1998
                                                                                 ---------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                       $ 1,486,612         $ 1,601,005
                                                                                 ---------------    ----------------
    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                                          677,678                  --
       Investment in joint ventures                                                          --            (834,888)
       Collections on mortgage note receivable                                            6,817              13,694
       Decrease in restricted cash                                                           --           2,457,670
                                                                                 ---------------    ----------------
          Net cash provided by investing activities                                     684,495           1,636,476
                                                                                 ---------------    ----------------
    Cash Flows from Financing Activities:
       Distributions to limited partners                                             (1,546,887)         (2,857,253)
                                                                                 ---------------    ----------------
              Net cash used in financing activities                                  (1,546,887)         (2,857,253)
                                                                                 ---------------    ----------------

Net Increase in Cash and Cash Equivalents                                               624,220             380,228

Cash and Cash Equivalents at Beginning of Period                                        889,891             470,194
                                                                                 ---------------    ----------------

Cash and Cash Equivalents at End of Period                                          $ 1,514,111         $   850,422
                                                                                 ===============     ===============
Supplemental Schedule of Non-Cash Investing
    and Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of period                                               $        --         $    45,150
                                                                                 ===============       ==============

       Distributions declared and unpaid at end of
          period                                                                    $   515,629         $   515,625
                                                                                 ===============       ==============

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 1998.

         Certain items in the prior year's financial statements have been reclassified to conform to 1999 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at:


                                           September 30,         December 31,
                                               1999                  1998
                                         ----------------      ----------------

             Land                           $  6,223,488          $  6,608,400
             Buildings                         9,695,098             9,858,263
                                         ---------------       ---------------
                                              15,918,586            16,466,663
             Less accumulated
                depreciation                  (3,813,451)           (3,631,359)
                                         ---------------       ---------------
                                              12,105,135            12,835,304
             Less allowance for
                loss on building                 (79,585)                   --
                                         ---------------       ---------------

                                            $ 12,025,550          $ 12,835,304
                                         ===============       ===============

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


2.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In March 1999, the Partnership sold its property in Columbia, Missouri to a third party for $682,500 and received net sales proceeds of $677,678, resulting in a gain of $192,752 for financial reporting purposes. This property was originally acquired by the Partnership in November 1987 and had a cost of approximately $511,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $166,500 in excess of its original purchase price.

         In addition, during the nine months ended September 30, 1999, the Partnership recorded a provision for loss on building of $79,585 relating to the property in Littleton, Colorado. The allowance represents the difference between the carrying value of the property at September 30, 1999, and the estimated net sales proceeds from the sale of the property based on a sales contract with an unrelated third party (see Note 5).

3.       Related Party Transactions:
         --------------------------

         On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a property management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the property management agreement between the Partnership and CFA remain unchanged and in effect.

4.       Commitments and Contingencies:
         -----------------------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,196,634 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $23,548,652 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


4.       Commitments and Contingencies - Continued:
         -----------------------------------------

         freely tradeable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

5.       Subsequent Event:
         ----------------

         In November 1999, the Partnership sold its property in Littleton, Colorado, for $150,000 and received net sales proceeds of $148,437, resulting in a loss of $79,585 for financial reporting purposes which the Partnership recorded at September 30, 1999 (see Note 2).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1999, the Partnership owned 37 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources
-----------------

     During the nine months ended September 30, 1999 and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,486,612 and $1,601,005, respectively. The decrease in cash from operations for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, is primarily a result of changes in income and expenses as described in "Results of Operations" below.

     Other sources and uses of capital included the following during the nine months ended September 30, 1999.

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

     In November 1999, the Partnership sold its Property in Littleton, Colorado, for $150,000 and received net sales proceeds of $148,437, resulting in a loss of $79,585 for financial reporting purposes, which the Partnership recorded at September 30, 1999, as described below in "Results of Operations". The Partnership intends to reinvest the net sales proceeds from the sale of this Property in an additional Property.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of a Property pending reinvestment in an additional Property, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1999, the Partnership had $1,514,111 invested in such short-term investments, as compared to $889,891 at December 31, 1998. The increase in cash and cash equivalents during the nine months ended September 30, 1999, is primarily due to the receipt of $677,678 in net sales proceeds from the sale of the Property in Columbia, Missouri as described above. The funds remaining at September 30, 1999, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital and other needs.

Short-Term Liquidity
--------------------

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

     The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 1998, a portion of the proceeds received from the 1997 sales of two Properties in Avon Park, Florida and Farmington Hills, Michigan, the Partnership declared distributions to limited partners of $1,546,887 and $2,778,878 for the nine months ended September 30, 1999 and 1998, respectively ($515,629 and $515,625 for the quarters ended September 30, 1999 and 1998, respectively). This represents distributions of $30.94 and $55.58 for the nine months ended September 30, 1999 and 1998, respectively ($10.31 for each of the quarters ended September 30, 1999 and 1998). Distributions for the nine months ended September 30, 1998 included $1,232,003 as a result of the distribution of the majority of the net sales proceeds from the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

     Total liabilities of the Partnership, including distributions payable, decreased to $715,010 at September 30, 1999, from $752,030 at December 31, 1998. The decrease in liabilities at September 30, 1999, as compared to December 31, 1998, is primarily due to a decrease in amounts due to related parties at September 30, 1999. The decrease was partially offset by the fact that the Partnership accrued transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity
-------------------

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
--------------------

     During the nine months ended September 30, 1999 and 1998, the Partnership owned and leased 29 wholly owned Properties (which included one Property in Columbia, Missouri which was sold in March 1999), to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $1,291,816 and $1,323,420, respectively, in rental and contingent rental income from these Properties, $434,173 and $452,276 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. Rental income decreased during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, primarily as a result of the sale of the Property in Columbia, Missouri, as described above in "Capital Resources."

     During the nine months ended September 30, 1999 and 1998, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and six Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $322,940 and $319,894, respectively, attributable to net income earned by these joint ventures, $108,177 and $104,979 of which was earned during the quarters ended September 30, 1999 and 1998, respectively.

     Operating expenses, including depreciation and amortization, were $509,602 and $424,970 for the nine months ended September 30, 1999 and 1998, respectively, of which $163,419 and $153,104 were incurred during the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was primarily due to the Partnership incurring $41,555 and $130,077 in transaction costs during the quarter and nine months ended September 30, 1999, respectively, relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     The increase in operating expenses was partially offset by the fact that during the quarter and nine months ended September 30, 1998, the Partnership incurred roof repairs relating to the Property in Lombard, Illinois. No such expenses were incurred during the quarter and nine months ended September 30, 1999. The Partnership has entered into a new lease for this Property and does not anticipate incurring such expenses for this Property in future periods.

     During the nine months ended September 30, 1998, the Partnership recorded deferred, subordinated real estate disposition fees of $45,150 payable to CNL Fund Advisors, Inc. relating to the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. Initially, the Partnership considered reinvesting the sales proceeds in additional Properties and therefore did not include these amounts in the determination of the gain on sale for financial reporting purposes during 1997. However, during the nine months ended September 30, 1998, the Partnership declared a special distribution of net sales proceeds from these Properties payable to the limited partners as described above in "Capital Resources". Accordingly, the Partnership recorded these subordinated real estate disposition fees during the nine months ended September 30, 1998. The payment of these fees is subordinated to the limited partners receiving their cumulative 10 percent preferred return and their adjusted capital contribution. No such fees were recorded during the nine months ended September 30, 1999.

     As a result of the sale of the Property in Columbia, Missouri, as described above in "Capital Resources," the Partnership recognized a gain of $192,752 for financial reporting purposes during the nine months ended September 30, 1999. No Properties were sold during the nine months ended September 30, 1998.

     At September 30, 1999, the Partnership recorded a provision for loss on building in the amount of $79,585 for financial reporting purposes relating to the Property in Littleton, Colorado. The allowance represents the difference between the carrying value of the Property at September 30, 1999, and the estimated net sales proceeds from the sale of the Property based on a sales contract with an unrelated third party.

Proposed Merger
---------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,196,634 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $23,548,652 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

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

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

     As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 60 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.
          ------------------

          On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt
             ---------------------------------------------------------------
          Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky
          -----------------------------------------------------------------
          Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
          -----------------------------------------------------------
          Corporation, and CNL American Properties Fund, Inc., Case No.
          ----------------------------------------------------
          CIO-99-0003561.

          On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a
                                    -------------------------------------------
          class of persons similarly situated, v. CNL American Properties Fund,
          ---------------------------------------------------------------------
          Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation,
          ---------------------------------------------------------------------
          CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial
          ----------------------------------------------------------------------
          Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO.
          ---------------------------------------------------------
          CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

          On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                                        -----------------------
          Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs
          ----------------------------
          in these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2.   Changes in Securities. Inapplicable.
          ---------------------

Item 3.   Defaults upon Senior Securities. Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders. Inapplicable.
          ----------------------------------------------------

Item 5.   Other Information. Inapplicable.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits

               2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended on June 4, 1999, and as amended October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S-4, File No. 333-74329.)

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

               27   Financial Data Schedule (Filed herewith.)

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 10th day of November, 1999.


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