Form 10-K405/A
period 1998-12-31
CNL INCOME FUND II LTD
filed 1999-12-21
CIK 806510

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A
                                Amendment No. 2
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                            -----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________


                        Commission file number 0-16824

                           CNL INCOME FUND II, LTD.
            (Exact name of registrant as specified in its charter)

                Florida                             59-2733859
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

                            450 South Orange Avenue
                            Orlando, Florida 32801
         (Address of principal executive offices, including zip code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   X   No _____
                                       -----

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund II, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business.

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

     Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 20 of the Partnership's 38 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent joint venture interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above multiplied by the percentage interest in the Property with respect to which the option is being exercised. A limited number of leases provide for a purchase option price which is computed pursuant to a formula based on various measures of value contained in an independent appraisal of the Property.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of December, 1999.

                                         CNL INCOME FUND II, LTD.

                                         By:  CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ---------------------------
                                              ROBERT A. BOURNE, President


                                         By:  ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ---------------------------
                                              ROBERT A. BOURNE


                                         By:  JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              ---------------------------
                                              JAMES M. SENEFF, JR.

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

              Signature                               Title                                  Date
              ---------                               -----                                  ----
/s/ Robert A. Bourne                    President, Treasurer and Director               December 17, 1999
------------------------------          (Principal Financial and Accounting
Robert A. Bourne                        Officer)

/s/ James M. Seneff, Jr.                Chief Executive Officer and Director            December 17, 1999
------------------------------          (Principal Executive  Officer)
James M. Seneff, Jr.