Form 10-K405
period 1999-12-31
CNL INCOME FUND II LTD
filed 2000-03-29
CIK 806510

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       For the transition period from ___________ to __________


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

      Registrant's telephone number, including area code: (407) 540-2000

         Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class:               Name of exchange on which registered:
             None                                  Not Applicable

          Securities registered pursuant to section 12(g) of the Act:

             Units of limited partnership interest ($500 per Unit)
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ____
                                      ---

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,300,178, and were used to acquire, either directly or indirectly through joint venture arrangements, 39 Properties. During the year ended December 31, 1993, the Partnership sold its Property in Salisbury, North Carolina, and reinvested the majority of the net sales proceeds in a Jack in the Box Property in Lubbock, Texas. During the year ended December 31, 1994, the Partnership sold two of its Properties in Graham, Texas, and Medina, Ohio, and reinvested the net sales proceeds in two Checkers Properties, consisting of only land, located in Fayetteville and Atlanta, Georgia, and a Kenny Rogers Roasters Property in Arvada, Colorado, which is owned as tenants-in-common with an affiliate of the General Partners. During the year ended December 31, 1997, the Partnership sold its Properties in Eagan, Minnesota; Jacksonville, Florida; Farmington Hills (10-mile Road), Michigan; Farmington Hills (12-mile Road), Michigan; Plant City, Florida; Mathis, Texas and Avon Park, Florida and reinvested a portion of these net sales proceeds in a Property in Mesa, Arizona, a Property in Smithfield, North Carolina and a Property in Vancouver, Washington, all of which are owned as tenants-in-common with affiliates of the General Partners. In addition, during 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its Property in Show Low, Arizona to the tenant and reinvested the net sales proceeds in a Property in Greensboro, North Carolina. During 1998, the Partnership reinvested the net sales proceeds from the 1997 sales of the Properties in Jacksonville, Florida and Mathis, Texas in a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. During 1999, the Partnership sold its Properties in Columbia, Missouri and Littleton, Colorado and reinvested the majority of the net sales proceeds in a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund X, Ltd., a Florida Limited partnership and affiliates of the General Partners. As a result of the above transactions, as of December 31, 1999, the Partnership owned 37 Properties. The 37 Properties include interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common. The lessee of the Properties consisting of only land owns the buildings currently on the land, and the lessee has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the

Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. the agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General partners; ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from five to 20 years (the average being 17 years), and expire between 2000 and 2019. The leases are, in general, on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $8,600 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 27 of the Partnership's 37 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent joint venture interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above multiplied by the percentage interest in the Property with respect to which the option is being exercised. A limited number of leases provide for a purchase option price which is computed pursuant to a formula based on various measures of value contained in an independent appraisal of the Property.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to a particular lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During the year ended December 31, 1999, the Partnership reinvested the net sales proceeds from the sales of the Properties in Columbia, Missouri and Littleton, Colorado in a joint venture arrangement, Peoria Joint Venture with CNL Income Fund X, Ltd., a Florida limited partnership and affiliate of the General Partners. The lease terms for this Property are substantially the same as the Partnership's other leases as described above.

         In addition, during 1999, the tenant of the Property in Sterling Heights, Michigan exercised its option to extend the lease for an additional five years beginning in October 1999 with an increase in rental payments of 15 percent per year. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases as described above.

Major Tenants

         During 1999, two lessees of the Partnership, Golden Corral Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental and mortgage interest income from four Properties owned by joint ventures and six Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to five restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, each of these lessees will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Popeyes Famous Fried Chicken Restaurants ("Popeyes"), each accounted for more than ten percent of the Partnership's total rental and mortgage interest income in 1999 (including the Partnership's share of the rental income from four Properties owned by joint ventures and six Properties owned with affiliates of the General Partners as tenants-in-common). In 2000, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 1999, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into a joint venture arrangement, Kirkman Road Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into three separate joint venture arrangements: Holland Joint Venture with CNL Income Fund IV, Ltd., Show Low Joint Venture with CNL Income Fund VI, Ltd. and Peoria Joint Venture with CNL Income Fund X, Ltd. Each joint venture was formed to purchase and hold one Property. In addition each of the CNL Income Fund joint venture partners is an affiliate of the General Partners, and is a limited partnership organized pursuant to the laws of the State of Florida. Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership has a 50 percent interest in Kirkman Road Joint Venture, a 49 percent interest in Holland Joint Venture, a 64 percent interest in Show Low Joint Venture, and a 48 percent interest in Peoria Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

         The Partnership shares management control equally with an unaffiliated entity for Kirkman Road Joint Venture and shares management control equally with affiliates of the General Partners for Holland Joint Venture, Show Low Joint Venture, and Peoria Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner or partners, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of Kirkman Road Joint Venture, Holland Joint Venture Show Low Joint Venture, and Peoria Joint Venture is distributed 50 percent, 49 percent, 64 percent, and 48 percent, respectively, to the Partnership and the balance is distributed to each other joint venture partner in accordance with its percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

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

         In addition, during the year ended December 31, 1997, the Partnership entered into three separate tenancy-in-common agreements: one to hold a Property in Mesa, Arizona, with CNL Income Fund V, Ltd., one to hold a Property in Smithfield, North Carolina, with CNL Income Fund VII, Ltd., and one to hold a Property in Vancouver, Washington, with CNL Income Fund, Ltd., CNL Income V, Ltd. and CNL Income Fund VI, Ltd., In addition, in January 1998, the Partnership entered into two additional tenancy-in-common agreements: one to hold a Property in Overland Park, Kansas, with CNL Income Fund III, Ltd. and CNL Income Fund VI, Ltd., and to hold a Property in Memphis, Tennessee, with CNL Income Fund VI, Ltd. and CNL Income Fund XVI, Ltd.. The agreements provide for the Partnership and the other parties to share in the profits and losses of the Properties in proportion to their percentage interest. The Partnership owns an approximate 58 percent, 47 percent, 37 percent, 39.39 percent, and 13.38 percent interest, in these Properties in Mesa, Arizona; Smithfield, North Carolina; Vancouver, Washington; and Overland Park, Kansas; and Memphis Tennessee respectively.

         Each of the CNL Income Fund co-venture partners is an affiliate of the General Partners, and is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each parties ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining party.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of CNL Fund Advisor, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. (formerly CNL Group. Inc), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 1999, the Partnership owned 37 Properties. Of the 37 Properties, 27 are owned by the Partnership in fee simple, four are owned through joint venture arrangements and six are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 1999.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,500 to 86,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 1999.


               State                                Number of
               -----                                ---------
                                                    Properties
                                                    ----------
               Alabama                                   2
               Arizona                                   2
               Colorado                                  2
               Florida                                   6
               Georgia                                   2
               Illinois                                  1
               Indiana                                   1
               Kansas                                    1
               Louisiana                                 1
               Michigan                                  2
               Minnesota                                 1
               New Mexico                                2
               North Carolina                            2
               Tennessee                                 1
               Texas                                     8
               Washington                                1
               Wyoming                                   2
                                                   --------------
               TOTAL PROPERTIES:                        37
                                                   ==============


         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the two Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,300 to 9,900 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $9,354,535 and $8,335,346, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.

                Restaurant Chain                 Number of Properties
                ----------------                 --------------------

                Arby's                                     1
                Boston Market                              1
                Burger King                                1
                Checkers                                   2
                Chevy's Fresh Mex                          1
                Darryl's                                   1
                Denny's                                    3
                Golden Corral                              5
                IHOP                                       3
                Jack in the Box                            1
                KFC                                        3
                Pizza Hut                                  5
                Ponderosa                                  1
                Popeyes                                    4
                Wendy's                                    2
                Other                                      3
                                                     --------------
                TOTAL PROPERTIES                          37
                                                     ==============


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

         As of December 31, 1999, 1998, 1997, 1996, and 1995, the Properties were fully occupied. The following is a schedule of the average rent per Property for the years ended December 31:

                                       1999              1998              1997                1996              1995
                                    ------------      -----------       ------------       -------------      ------------
Rental Revenues (1)                  $ 2,255,787      $ 2,337,182         $2,277,558          $2,485,645        $2,472,523
Properties                                    37               38                 36                  40                40
Average Rent per property              $  60,967        $  61,505          $  63,266           $  62,141         $  61,813

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 1999, for each of the next ten years and thereafter.

                                                                                     Percentage of
             Expiration               Number             Annual Rental               Gross Annual
                Year                 of Leases              Revenues                 Rental Income
             --------------        ---------------     ------------------         ---------------------
              2000                              1                $  50,899                    2.20%
              2001                             --                       --                      --
              2002                              4                  341,613                   14.80%
              2003                              1                   43,200                    1.87%
              2004                              1                   86,100                    3.73%
              2005                              2                   64,996                    2.81%
              2006                              1                  150,000                    6.50%
              2007                             13                  707,821                   30.65%
              2008                              1                   62,740                    2.72%
              2009                              1                   63,172                    2.74%
              Thereafter                       12                  738,368                   31.98%
                                        ---------             ------------            ------------
              Totals                           37              $ 2,308,909                  100.00%
                                        =========             ============            ============

         Leases with Major Tenants. The terms of the leases with each of the Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business -Leases .

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2002 and 2012) and the average minimum base annual rent is approximately $98,900 (ranging from approximately $77,400 to $152,700).

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


Item 3.  Legal Proceedings

         On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                       ------------------------------------
Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol
----------------------------------------------------------------------------
Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
----------------------------------------------------------------------------
Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.
----------------------------------------------------

         On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons
                  ------------------------------------------------------------
similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr.,
--------------------------------------------------------------------------------
Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
--------------------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
-----------
Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

         On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                              -----------------------
Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these
----------------------------
cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000, there were 2,207 holders of record of the Units. There is no public trading market for the Units and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 1999, the price paid for any Unit transferred pursuant to the Plan ranged from $436.20 to $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan, net of commissions.

                                                1999                                   1998
                                 ----------------------------------     ----------------------------------
                                   High         Low        Average        High         Low       Average
                                 --------     -------     ---------     --------     -------    ----------
         First Quarter               $355        $355          $355         $456        $431          $444
         Second Quarter               473         473           473          395         395           395
         Third Quarter                 (2)         (2)           (2)         475         361           444
         Fourth Quarter               380         337           365          430         420           423

(1) A total of 343 and 207 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $2,062,516 and $3,294,507, respectively, to the Limited Partners. During 1998, distributions included a special distribution of

$1,232,003 as a result of the distribution of net sales proceeds from the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. This amount was applied toward the Limited Partners' cumulative 10% Preferred Return. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners commencing in 1998. No amounts distributed to the Limited Partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, the distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                Quarter Ended                       1999                1998
            ---------------------               ------------       ------------

            March 31                              $  515,629       $  1,747,628
            June 30                                  515,629            515,625
            September 30                             515,629            515,625
            December 31                              515,629            515,629

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

(b)      Not applicable

Item 6.  Selected Financial Data

                                        1999               1998              1997              1996               1995
                                    -------------      -------------      ------------      ------------      -------------
Year ended December 31:
    Revenues (1)                      $ 2,244,389        $ 2,337,414       $ 2,547,854       $ 2,455,884        $ 2,455,754
    Net income (2)                      1,699,378          1,733,739         3,639,880         1,866,961          1,838,517
    Cash distributions
      declared (3)                      2,062,516          3,294,507         2,376,000         2,376,000          2,376,000
    Net income per Unit (2)                 33.69              34.32             72.18             36.97              36.40
    Cash distributions
      declared per Unit                     41.25              65.89             47.52             47.52              47.52

At December 31:
    Total assets                      $18,026,218        $18,392,911       $19,959,059       $18,617,318        $19,110,615
    Partners' capital                  17,277,743         17,640,881        19,201,649        17,937,769         18,446,808

(1)      Revenues include equity in earnings of joint ventures.

(2) Net income for the year ended December 31, 1998 has been reduced by real estate disposition fees of $45,150 as a result of the 1997 sales of two Properties. Net income for the years ended December 31, 1999 and 1997, includes $192,752 and $1,476,124, respectively, from gain on sale of land and buildings. In addition, net income for the year ended December 31, 1999, includes $79,585 from a loss on sale of land and building. Net income for the year ended December 31, 1997, also includes lease termination income of $214,000, recognized by the Partnership in connection with consideration the Partnership received for releasing the former tenants from their obligations under the terms of the leases of three of the Properties sold.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 37 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         During the years ended December 31, 1999, 1998, and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $2,004,997, $2,135,691, and $2,157,912, respectively. The decrease in cash from operations during 1999, as compared to 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below. The decrease in cash from operations during 1998, as compared to 1997, was primarily a result of changes in income and expenses as described in "Results of Operations" below, and a result of changes in the Partnership's working capital. Cash from operations was also affected by the following transactions during the years ended December 31, 1999, 1998, and 1997.

         In 1997, the Partnership entered into various promissory notes with the corporate General Partner for loans totalling $721,000 in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of December 31, 1997, the Partnership had repaid the loans in full to the corporate General Partner.

         In January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its Property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The Property was originally contributed to Show Low Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $306,500 in excess of its original purchase price. In June 1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Darryl's Property in Greensboro, North Carolina. As of December 31, 1997, the Partnership had received approximately $124,400, representing a return of capital, for its prorata share of the uninvested net sales proceeds. The Partnership used these amounts to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners.

         During 1997, the Partnership sold its Property in Eagan, Minnesota, to the tenant for $668,033 and received net sales proceeds of $665,882, of which $42,000 was in the form of a promissory note, resulting in a gain of $158,251 for financial reporting purposes. This Property was originally acquired by the Partnership in August 1987 and had a cost of approximately $601,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $64,800 in excess of its original purchase price. In October 1997, the Partnership reinvested the net cash sales proceeds of approximately $623,900 in a Property in Mesa, Arizona, as tenants-in-common with an affiliate of the General Partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's interest. The Partnership owns an approximate 58 percent interest in the Property. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes (at a level reasonably assumed by the General Partners) resulting from the sale.

         In connection with the sale during 1997 of its Property in Eagan, Minnesota, the Partnership accepted a promissory note in the principal sum of $42,000. The promissory note bore interest at a rate of 10.50% per annum and is collateralized by personal property. Initially, the note was to be collected in 18 monthly installments of interest only and, was thereafter, the entire principal balance became due. During 1998, the note was amended to require six monthly installments of $7,368, including interest, commencing on July 1, 1998. As of December 31, 1998, the mortgage note receivable balance was $6,872 including accrued interest of $56. In January 1999, the balance, including accrued interest, was collected.

         In addition, during 1997, the Partnership sold its Properties in Jacksonville, Plant City and Avon Park, Florida, and Mathis, Texas, and its two Properties in Farmington Hills, Michigan, to third parties for aggregate sales prices of $4,162,006 and received aggregate net sales proceeds of $4,035,196, resulting in aggregate gains of $1,317,873 for financial reporting purposes. These six Properties were originally acquired by the Partnership during 1987 and had aggregate costs of approximately $3,338,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these six Properties for approximately $714,400, in the aggregate, in excess of their original aggregate purchase prices. During 1997, the Partnership reinvested approximately $1,512,400 of these net sales proceeds in a Property in Vancouver, Washington, and a Property in Smithfield, North Carolina, as tenants-in-common with affiliates of the General Partners. As of December 31, 1997, remaining net sales proceeds from five of the six Properties of $2,470,175, including accrued interest of $12,505, were being held in interest bearing escrow accounts. In January 1998, the Partnership reinvested a portion of the net sales proceeds in a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes (at a level reasonably assumed by the General Partners) resulting from these sales. During 1998, the Partnership distributed the remaining net sales proceeds to the Limited Partners in a special distribution, as described below in "Short-Term Liquidity." In connection with the sale of both of the Farmington Hills, Michigan Properties, the Partnership also received $214,000 as a lease termination fee from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the leases.

         In March 1999, the Partnership sold its Property in Columbia, Missouri for $682,500 and received net sales proceeds of $677,678, resulting in a gain of $192,752 for financial reporting purposes. This Property was originally acquired by the Partnership in November 1987 and had a cost of approximately $511,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $166,500 in excess of its original purchase price. In addition in November 1999, the Partnership sold its Property in Littleton, Colorado, and received net sales proceeds of $150,000, resulting in a loss of $79,585 for financial reporting purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, (at a level reasonably assumed by the General Partners), resulting from the sales.

         In November 1999, the Partnership reinvested the net sales proceeds from the sale of this Property in a joint venture arrangement, Peoria Joint Venture. Peoria Joint Venture, was formed to purchase and hold one Property. The Partnership's co-venture partner is with CNL Income Fund X, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Partnership contributed approximately $762,200 and had a 48 percent interest in the profits and losses of the joint venture as of December 31, 1999.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, distributions to Limited Partners or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1999, the Partnership had $904,715 invested in such short-term investments, as compared to $889,891 at December 31, 1998. As of December 31, 1999, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 5.00 percent annually. The funds remaining at December 31, 1999, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         Due to low operating expenses and ongoing cash flow, the General Partners do not believe that working capital reserves are necessary at this time. In addition, because the leases for the Partnership's Properties are generally on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, and for the year ended December 31, 1997, the return of capital from Show Low Joint Venture and a portion of the proceeds received from the sale of Properties, as described above, the Partnership declared distributions to the Limited Partners of $2,062,516, $3,294,507, and $2,376,000 for years ended December 31, 1999,1998 and1997, respectively. This represents distributions of $41.25, $65.89, and $47.52 per Unit for the years commencing in December 31, 1999, 1998 and 1997, respectively. The distributions to the Limited Partners for 1997 were also based on a loan received from the General Partners of $721,000, which was subsequently repaid. Distributions for the year ended December 31, 1998 included $1,232,003 as a result of the distribution of the majority of the net sales proceeds from the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. This special distribution was effectively a return of a portion of the Limited Partners' investment; although, in accordance with the Partnership agreement, it was applied to the Limited Partners' unpaid preferred return. As a result of the sales of the Properties, the Partnership's total revenue was reduced during 1998 and is expected to remain at reduced amounts in subsequent years, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing in 1998. No amounts distributed to the Limited Partners for the years ended December 31, 1999, 1998, and 1997, are required to be treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 1999, 1998, and 1997, affiliates of the General Partners incurred on behalf of the Partnership $138,190, $116,317, and $68,555, respectively, for certain operating expenses. In addition, during the year ended December 31, 1998, the Partnership incurred $45,150 in real estate disposition fees due to an affiliate as a result of its services in connection with the 1997 sales of the Properties in Avon Park, Florida and Farmington Hills, Michigan. As of December 31, 1999 and 1998, the Partnership owed $105,654 and $183,303, respectively, to affiliates for such amounts and accounting and administrative services. The payment of the real estate disposition fees is deferred until the Limited Partners have received their cumulative 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, increased to $642,821 at December 31, 1999, from $568,727 at December 31, 1998, primarily as a result of the Partnership accruing transaction costs relating to the proposed merger with APF, as described in "Termination of Merger". The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During 1997, the Partnership owned and leased 36 wholly owned Properties (including seven Properties sold during 1997). During 1998 and 1999, the Partnership owned and leased 27 wholly owned Properties. In addition, during 1998 and 1997, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property, and during 1999, the Partnership was a co-venturer in four separate joint ventures that each owned and leased one Property. During 1997, the Partnership owned and leased four Properties with affiliates as tenants-in-common, and during 1999 and 1998, the Partnership owned and leased six Properties with affiliates, as tenants-in-common. As of December 31, 1999, the Partnership owned, either directly, as tenants-in-common with affiliates of the General Partners, or through joint venture arrangements, 37 Properties, which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $8,600 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1999, 1998, and 1997, the Partnership earned $1,695,181, $1,773,925, and $2,024,119, respectively, in rental income from the Partnership's wholly owned Properties described above. Rental income decreased during 1999, as compared to 1998, partially as a result of the sales of the Properties in Columbia, Missouri and Littleton, Colorado, as described above in "Capital Resources". In addition, rental and earned income decreased during 1999, partially as a result of the Partnership establishing an allowance for doubtful accounts of approximately $18,500 for past due rental amounts relating to the Properties in Casper and Rock Springs, Wyoming in accordance with the Partnership's collection policy. The General Partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         The decrease in rental income during 1998, as compared to 1997, was primarily attributable to a decrease in rental income as a result of the sales of seven Properties during 1997. The Partnership reinvested the majority of the net sales proceeds in Properties held as tenants-in-common with affiliates of the General Partners resulting in an increase in equity in earnings of joint ventures, as described below. Rental income earned from wholly owned Properties is expected to remain at reduced amounts as a result of the Partnership reinvesting the net sales proceeds in Properties held as tenants-in-common with affiliates of the General Partners, and distributing net sales proceeds to the Limited Partners, as described above in "Short-Term Liquidity".

         During the years ended December 31, 1999, 1998, and 1997, the Partnership also earned $40,045, $51,029, and $68,920, respectively, in contingent rental income. Contingent rental income was lower in 1999, as compared to 1998, as a result of the fact that the Partnership adjusted estimated contingent rental amounts accrued at December 31, 1998, to was actual amounts received during 1999. The decrease in contingent rental income during 1998, as compared to 1997, was primarily due to the 1997 sales of several Properties, the leases of which required the payment of contingent rental income.

         During the years ended December 31, 1999, 1998, and 1997, the Partnership also earned $440,215, $431,974, and $389,915, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. Net income earned by joint ventures increased during 1999, as compared to 1998, as a result of the fact that in November 1999, the Partnership reinvested the net sales proceeds from the sales of the Properties in Columbia, Missouri and Littleton, Colorado, in Peoria Joint Venture, with CNL Income Fund X, Ltd., a Florida limited partnership and affiliate of the General Partners. The increase in net income earned by joint ventures during 1998, as compared to 1997, is primarily attributable to the fact that during 1998, the Partnership reinvested a portion of the net sales proceeds from the 1997 sales of Properties, in two Properties, with affiliates of the General Partners as tenants-in-common. The increase in net income earned by joint ventures during 1998 is partially offset by, the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes from the sale of its Property, as described above in "Capital

Resources," above. Show Low Joint Venture reinvested the majority of the net sales proceeds in an additional Property in June 1997.

         During the year ended December 31, 1999, two of the Partnership's lessees, Golden Corral Corporation and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental and mortgage interest income (including the Partnership's share of rental income from four Properties owned by joint ventures and six Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to five restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these two lessees will continue to contribute more than ten percent of the Partnership's total rental income during 2000. In addition, during the year ended December 31, 1999, two Restaurant Chains, Golden Corral, and Popeyes, each accounted for more than ten percent of the Partnership's total rental and mortgage interest income (including the Partnership's share of the rental income from four Properties owned by joint ventures and six Properties owned with affiliates of the General Partners as tenants-in-common). In 2000, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $658,178, $558,525, and $598,098 for the years ended December 31, 1999,
1998, and 1997, respectively. The increase in operating expenses during 1999, as compared to 1998, was primarily due to the Partnership incurring $128,330 in transaction costs during 1999, relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. in "Termination of Merger". The decrease in operating expenses during 1998, as compared to 1997, is primarily due to a decrease in depreciation expense as a result of the sales of several Properties during 1997. The decrease is partially offset by an increase in general operating and administrative expenses as a result of the Partnership incurring certain repairs relating to the Property in Lombard, Illinois. The Partnership has entered into a new lease for this Property and does not anticipate incurring such expenses in the future periods.

         The decrease in operating expenses during 1998, as compared to 1997, is also partially offset by an increase as a result of the Partnership incurring $16,208 in transaction costs relating to the proposed Merger with APF, as described below.

         The decrease in operating expenses during 1998, as compared to 1997, is partially due to the fact that during 1997, the Partnership recorded bad debt expense for past due rental amounts relating to the Property in Eagan, Minnesota, due to financial difficulties of the tenant. This Property was sold in June 1997, as described above in "Capital Resources."

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

         As a result of the sales of the Properties in Columbia, Missouri and Littleton, Colorado, as described above in "Capital Resources", the Partnership recognized a net gain totalling $113,167 for financial reporting purposes during the year ended December 31, 1999. As a result of the sales of several Properties, the Partnership recognized gains totalling $1,476,124 during the year ended December 31, 1997, for financial reporting purposes. In addition, in connection with the sale of the Properties in Farmington Hills, Michigan, during 1997, the Partnership also received $214,000 as a lease termination fee from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the leases. No such transactions occurred during the year ended December 31, 1998.

         The Partnership's leases as of December 31, 1999, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

                  On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Overview of Year 2000 Problem

         The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

         The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

         In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

         Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk


         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------

                                                                          Page
                                                                          ----
Report of Independent Certified Public Accountants                         18

Financial Statements:

     Balance Sheets                                                        19

     Statements of Income                                                  20

     Statements of Partners' Capital                                       21

     Statements of Cash Flows                                              22

     Notes to Financial Statements                                         24

              Report of Independent Certified Public Accountants
              --------------------------------------------------


To the Partners
CNL Income Fund II, Ltd.



In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund II, Ltd. (a Florida limited partnership) at December 31,
1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 4, 2000, except for Note 11 for which the date is March 1, 2000

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                                       December 31,
                                                                              1999                     1998
                                                                       ------------------       -------------------

                 ASSETS
                 ------
Land and buildings on operating leases, less
     accumulated depreciation                                                $ 11,797,412              $ 12,835,304
Investment in joint ventures                                                    5,079,701                 4,353,427
Mortgage notes receivable                                                              --                     6,872
Cash and cash equivalents                                                         904,715                   889,891
Receivables, less allowance for doubtful
     accounts of $78,690 and $55,435, in
     1999 and 1998, respectively                                                   33,849                   122,560
Due from related party                                                              3,108                        --
Prepaid expenses                                                                    7,738                     4,801
Lease costs, less accumulated amortization of
     $13,306 and $14,889, in 1999 and 1998,                                         3,006                     5,674
     respectively
Accrued rental income                                                             196,689                   174,382
                                                                       ------------------       -------------------

                                                                             $ 18,026,218              $ 18,392,911
                                                                       ==================       ===================

            LIABILITIES AND PARTNERS' CAPITAL
            ---------------------------------
Accounts payable                                                             $     89,018              $      4,621
Accrued and escrowed real estate taxes
     payable                                                                        4,691                     8,065
Distributions payable                                                             515,629                   515,629
Due to related parties                                                            105,654                   183,303
Rents paid in advance and deposits                                                 33,483                    40,412
                                                                       ------------------       -------------------
         Total liabilities                                                        748,475                   752,030


Partners' capital                                                              17,277,743                17,640,881
                                                                       ------------------       -------------------

                                                                             $ 18,026,218              $ 18,392,911
                                                                       ==================       ===================

                See accompanying notes to financial statements.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                               Year Ended December 31,
                                                                      1999               1998              1997
                                                                 ---------------    --------------    ---------------
 Revenues:
      Rental income from operating leases                            $ 1,695,181       $ 1,773,925        $ 2,024,119
      Contingent rental income                                            40,045            51,029             68,920
      Interest and other income                                           68,948            80,486             64,900
                                                                 ---------------    --------------    ---------------
                                                                       1,804,174         1,905,440          2,157,939
                                                                 ---------------    --------------    ---------------
 Expenses:
      General operating and administrative                               126,990           160,220            137,924
      Professional services                                               61,204            34,731             21,576
      Bad debt expense                                                        --                --             27,965
      Real estate taxes                                                       --                --                410
      State and other taxes                                               15,711            14,733             10,403
      Depreciation and amortization                                      325,943           332,633            399,820
      Transaction costs                                                  128,330            16,208                 --
                                                                 ---------------    --------------    ---------------
                                                                         658,178           558,525            598,098
                                                                 ---------------    --------------    ---------------

 Income Before Equity in Earnings of Joint Ventures,
      Gain on Sale of Land and Buildings, Real Estate
      Disposition Fees, and Lease Termination Income                   1,145,996         1,346,915          1,559,841

 Equity in Earnings of Joint Ventures                                    440,215           431,974            389,915

 Gain on Sale of Land and Buildings                                      113,167                --          1,476,124

 Real Estate Disposition Fees                                                 --           (45,150 )               --

 Lease Termination Income                                                     --                --            214,000
                                                                 ---------------    --------------    ---------------

 Net Income                                                          $ 1,699,378       $ 1,733,739        $ 3,639,880
                                                                 ===============    ==============    ===============

 Allocation of Net Income:
      General partners                                               $    14,888       $    17,789        $    30,736
      Limited partners                                                 1,684,490         1,715,950          3,609,144
                                                                 ---------------    --------------    ---------------

                                                                     $ 1,699,378       $ 1,733,739        $ 3,639,880
                                                                 ===============    ==============    ===============

 Net Income Per Limited Partner Unit                                 $     33.69       $     34.32        $     72.18
                                                                 ===============    ==============    ===============

 Weighted Average Number of
      Limited Partner Units Outstanding                                   50,000            50,000             50,000
                                                                 ===============    ==============    ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

                                      General Partners                               Limited Partners
                                 --------------------------   --------------------------------------------------------------------
                                                Accumulated                                 Accumulated  Syndication
                                 Contributions    Earnings    Contributions  Distributions    Earnings      Costs         Total
                                 -------------  -----------   -------------  -------------  -----------  -----------   -----------
  Balance, December 31, 1996     $     162,000  $   180,375   $  25,000,000  $ (22,693,377) $17,978,593  $(2,689,822)  $17,937,769

      Distributions to limited
         partners ($47.52 per
         limited partner unit)              --           --              --     (2,376,000)          --           --    (2,376,000)
      Net Income                            --       30,736              --             --    3,609,144           --     3,639,880
                                 -------------  -----------   -------------  -------------  -----------  -----------   -----------

  Balance, December 31, 1997           162,000      211,111      25,000,000    (25,069,377)  21,587,737   (2,689,822)   19,201,649

      Distributions to limited
         partners ($65.89 per
         limited partner unit)              --           --              --     (3,294,507)          --           --    (3,294,507)
      Net income                            --       17,789              --             --    1,715,950           --     1,733,739
                                 -------------  -----------   -------------  -------------  -----------  -----------   -----------

  Balance, December 31, 1998           162,000      228,900      25,000,000    (28,363,884)  23,303,687   (2,689,822)   17,640,881

      Distributions to limited
         partners ($41.25 per
         limited partner unit)              --           --              --     (2,062,516)          --           --    (2,062,516)
      Net income                            --       14,888              --             --    1,684,490           --     1,699,378
                                 -------------  -----------   -------------  -------------  -----------  -----------   -----------

  Balance, December 31, 1999     $     162,000  $   243,788   $  25,000,000  $ (30,426,400) $24,988,177  $(2,689,822)  $17,277,743
                                 =============  ===========   =============  =============  ===========  ===========   ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                                  Year Ended December 31,
                                                                       1999                1998                  1997
                                                                   ------------        ------------          ------------
Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                $  1,816,812        $  1,796,989          $  2,054,519
         Distributions from joint ventures                              476,092             482,671               147,995
         Cash paid for expenses                                        (335,662)           (227,335)              (80,744)
         Interest received                                               47,755              83,366                36,142
                                                                   ------------        ------------          ------------
             Net cash provided by operating activities                2,004,997           2,135,691             2,157,912
                                                                   ------------        ------------          ------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                       827,678                  --             4,659,078
         Proceeds received from tenant in connection with
             termination of leases                                           --                  --               214,000
         Additions to land and buildings on operating leases                 --                  --               (29,526)
         Investment in joint ventures                                  (762,151)           (835,969)           (2,136,289)
         Return of capital from joint venture                                --                  --               124,440
         Collection on mortgage note receivable                           6,816              35,183                    --
         Decrease (increase) in restricted cash                              --           2,457,670            (2,457,670)
         Payment of lease costs                                              --                  --                (4,507)
                                                                   ------------        ------------          ------------
             Net cash provided by  investing activities                  72,343           1,656,884               369,526
                                                                   ------------        ------------          ------------

      Cash Flows from Financing Activities:
         Proceeds from loans from corporate general partner                  --                  --               721,000
         Repayment of loans from corporate general partner                   --                  --              (721,000)
         Distributions to limited partners                           (2,062,516)         (3,372,878)           (2,376,000)
                                                                   ------------        ------------          ------------
             Net cash used in financing activities                   (2,062,516)         (3,372,878)           (2,376,000)
                                                                   ------------        ------------          ------------

Net Increase in Cash and Cash Equivalents                                14,824             419,697               151,438

                                                                   ------------        ------------          ------------
Cash and Cash Equivalents at Beginning of Year                          889,891             470,194               318,756
                                                                   ------------        ------------          ------------

Cash and Cash Equivalents at End of Year                           $    904,715        $    889,891          $    470,194
                                                                   ============        ============          ============

                See accompanying notes to financial statements.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                               Year Ended December 31,
                                                                      1999               1998              1997
                                                                 ---------------    --------------     -------------
Reconciliation of Net Income to Net Cash Provided
    by Operating Activities:

      Net Income                                                 $    1,699,378     $    1,733,739     $   3,639,880
                                                                 --------------     --------------     -------------
      Adjustments to reconcile net income to net cash
        provided by operating activities:
             Depreciation                                               323,404            329,264           395,837
             Amortization                                                 2,539              3,369             3,983
             Gain on sale of land and buildings                        (113,167)                --        (1,476,124)
             Bad debt expense                                                --                 --            27,965
             Lease termination income                                        --                 --          (214,000)
             Equity in earnings of joint ventures, net of
              distributions                                              35,877             50,697          (241,920)
             Decrease (increase) in receivables                          85,765            (28,799)           (4,166)
             Decrease (increase) in prepaid expenses                     (2,937)               709              (691)
             Increase in accrued rental income                          (22,307)           (26,279)          (30,746)
             Increase (decrease) in accounts payable
                and accrued expenses                                     81,023                860            (2,304)
             Increase (decrease) in due to related
                parties                                                 (77,649)            57,019            81,206
             Increase (decrease) in rents paid in
                advance and deposits                                     (6,929)            15,112           (21,008)
                                                                 --------------     --------------     -------------
                  Total adjustments                                     305,619            401,952        (1,481,968)
                                                                 --------------     --------------     -------------

Net Cash Provided by Operating Activities                        $    2,004,997     $    2,135,691     $   2,157,912
                                                                 ==============     ==============     =============

Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

         Mortgage note accepted as consideration in
             sale of land and building                           $           --     $           --     $      42,000
                                                                 ==============     ==============     =============

         Deferred real estate disposition fees incurred
             and unpaid at end of period                         $           --     $       45,150     $          --
                                                                 ==============     ==============     =============

         Distributions declared and unpaid at
             December 31                                         $      515,629     $      515,629     $     594,000
                                                                 ==============     ==============     =============

                See accompanying notes to financial statements.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


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

     Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

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

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

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

     Investment in Joint Ventures - The Partnership's investments in Kirkman
     ----------------------------
     Road Joint Venture, Holland Joint Venture, Show Low Joint Venture, and Peoria Joint Venture, and the properties in Arvada, Colorado; Mesa, Arizona; Smithfield, North Carolina; Vancouver, Washington; Overland Park, Kansas; and Memphis, Tennessee, each of which is held as tenants-in-common with affiliates of the general partners, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


2.   Leases - Continued:
     ------------------

     The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                  1999               1998
                                             ----------------   --------------

            Land                                 $  6,180,616      $ 6,608,400
            Buildings                               9,384,265        9,858,263
                                             ----------------   --------------
                                                   15,564,881       16,466,663

            Less accumulated depreciation          (3,767,469)      (3,631,359)
                                             ----------------   --------------

                                                 $ 11,797,412      $12,835,304
                                             ================   ==============

     In March 1999, the Partnership sold its property in Columbia, Missouri to a third party for $682,500 and received net sales proceeds of $677,678, resulting in a gain of $192,752 for financial reporting purposes. This property was originally acquired by the Partnership in November 1987 and had a cost of approximately $511,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $166,500 in excess of its original purchase price. In November 1999, the Partnership reinvested these net sales proceeds in Peoria Joint Venture (see Note 4).

     In addition, during November 1999, the Partnership sold its property in Littleton, Colorado to a unrelated third party and received net sales proceeds of $150,000, resulting in a loss of $79,585 for financial reporting purposes. In November 1999, the Partnership reinvested these net sales proceeds in Peoria Joint Venture (see Note 4).

     Some of the leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999, 1998, and 1997, the Partnership recognized $22,307, $26,279, and $30,746, respectively, of such income.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------


     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:

                2000                                       $ 1,586,166
                2001                                         1,601,997
                2002                                         1,439,904
                2003                                         1,242,947
                2004                                         1,214,332
                Thereafter                                   3,978,733
                                                          ------------

                                                           $11,064,079
                                                          ============

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

4.   Investment in Joint Ventures:
     ----------------------------

     The Partnership has a 50 percent, 49 percent, 64 percent and 48 percent interest in the profits and losses of Kirkman Road Joint Venture, Holland Joint Venture, Show Low Joint Venture, and Peoria Joint Venture, respectively. The remaining interests in Holland Joint Venture and Show Low Joint Venture are held by affiliates of the general partners. The Partnership also has a 33.87% interest in a property in Arvada, Colorado, with an affiliate of the general partners, as tenants-in-common. Amounts relating to its investment are included in investment in joint ventures.

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

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


4.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     In November 1999, the Partnership entered into a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund X, Ltd., a Florida limited partnership and affiliate of the general partners, to purchase and hold one restaurant property. As of December 31, 1999, the Partnership had contributed approximately $762,200 to the joint venture and owned a 48 percent interest in the profits and losses of the joint venture.

     Kirkman Road Joint Venture, Holland Joint Venture, Show Low Joint Venture, Peoria Joint Venture and the Partnership and affiliates, as tenants-in-common in six separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the six properties held as tenants-in-common with affiliates at December 31:

                                                     1999              1998
                                                -------------     ------------
          Land and buildings on operating
            leases, less accumulated
            depreciation                          $ 8,691,580      $ 8,410,940
          Net investment in direct financing
            leases                                  3,236,337        2,121,822
          Cash                                         29,599           37,128
          Receivables                                  24,059            1,570
          Accrued rental income                       303,403          207,239
          Other assets                                  1,684            1,069
          Liabilities                                  33,889           32,229
          Partners' capital                        12,252,773       10,747,539
          Revenues                                  1,272,883        1,254,276
          Net income                                1,072,398        1,051,988


     The Partnership recognized income totalling $440,215, $431,974, and $389,915 for the years ended December 31, 1999, 1998 and 1997, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates of the general partners.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Mortgage Note Receivable:
     ------------------------

     In connection with the sale in June 1997 of its property in Eagan, Minnesota, the Partnership accepted a promissory note in the amount of $42,000. The promissory note bore interest at a rate of 10.50% per annum and was collateralized by personal property. Initially, the note was to be collected in 18 monthly installments of interest only and thereafter, the entire principal balance shall become due. During 1998, the note was amended to require six monthly installments of $7,368, including interest, commencing on July 1, 1998. As of December 31, 1998, the mortgage note receivable balance was $6,872, including accrued interest of $56. As of December 31, 1999, the Partnership collected the balance in full.

6.   Receivables:
     -----------

     In March 1996, the Partnership accepted a promissory note from the former tenant of the property in Gainesville, Texas, in the amount of $96,502, representing past due rental and other amounts, which had been included in receivables and for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $2,156, including interest at a rate of 11 percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership established an allowance for doubtful accounts and is recognizing income as collected. As of December 31, 1999 and 1998, the balances in the allowance for doubtful accounts of $58,696 and $55,330, respectively, including accrued interest of $7,136 and $2,654, respectively, represent the uncollected amounts under this promissory note.

7.   Allocations and Distributions:
     -----------------------------

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

     Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred Return, plus the

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997



7.   Allocations and Distributions - Continued:
     -----------------------------------------

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

     Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners,
     (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership declared distributions to the limited partners of $2,062,516, $3,294,507, and $2,376,000, respectively. Distributions for the year ended December 31, 1998, included $1,232,003 as a result of the distribution of net sales proceeds from the 1997 sales of properties in Avon Park, Florida and Farmington Hills, Michigan. This amount was applied toward the limited partners cumulative 10% Preferred Return. No distributions have been made to the general partners to date.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                               1999             1998              1997
                                                           -------------     ------------     -------------
     Net income for financial reporting purposes             $ 1,699,378      $ 1,733,739       $ 3,639,880

     Depreciation for financial reporting purposes in
         excess of depreciation for tax reporting
         purposes                                                 16,973           17,510            19,440

     Gain on sale of land and buildings for financial
         reporting purposes (in excess of) less than
         gain for tax reporting purposes                          (9,342)         335,644          (638,739)

     Equity in earnings of joint ventures for tax
         reporting purposes less than equity in
         earnings of joint ventures for financial
         reporting purposes                                      (35,096)         (32,934)         (146,161)

     Capitalization of transaction costs for tax
         reporting purposes                                      128,330           16,208                --

     Allowance for doubtful accounts                              23,255          (27,819)          (42,782)

     Accrued rental income                                       (22,307)         (26,279)          (30,746)

     Rents paid in advance                                        (4,927)          18,112           (21,008)
                                                           -------------    -------------     -------------

     Net income for federal income tax purposes              $ 1,796,264      $ 2,034,181       $ 2,779,884
                                                           =============    =============     =============

9.   Related Party Transactions:
     --------------------------

     One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc., CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997



9.   Related Party Transactions- Continued:
     -------------------------------------

     The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures and the properties held as tenants-in-common with affiliates or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold no property management fees were incurred during the years ended December 31, 1999, 1998, and 1997.

     The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the year ended December 31, 1998, the Partnership incurred $45,150 in deferred, subordinated, real estate disposition fees as a result of the 1997 sales of properties in Avon Park, Florida and Farmington Hills, Michigan. No deferred, subordinated, real estate disposition fees were incurred for the years ended December 31, 1999 and 1997.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


9.   Related Party Transactions- Continued:
     -------------------------------------

     During the years ended December 31, 1999, 1998, and 1997, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger as described in Note 11. The Partnership incurred $97,053, $86,009, and $78,139 for the years ended December 31, 1999, 1998, and 1997, respectively, for such services.

     The due to related parties consisted of the following at December 31:


                                                       1999          1998
                                                 -------------   -------------

          Due to Advisor and its affiliates:
               Expenditures incurred on behalf
                   of the Partnership                $   9,712      $   76,326
               Accounting and administrative
                   services                             50,792          61,827
               Deferred, subordinated real
                   estate disposition fee               45,150          45,150
                                                 -------------   -------------

                                                     $ 105,654      $  183,303
                                                 =============    ============

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and mortgage interest income from individual lessees, each representing more than ten percent of the Partnerships' total rental income (including the Partnership's share of rental income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                  1999        1998       1997
                                                --------   --------   ---------

        Golden Corral Corporation               $424,944   $485,839    $408,333
        Restaurant Management Services, Inc.     253,628    252,292     251,480

     In addition, the following schedule presents total rental and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and mortgage interest income (including the Partnership's share of rental income from joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                         1999          1998            1997
                                      --------       ---------       ---------

        Golden Corral Family          $424,944       $ 485,839       $ 408,333
          Steakhouse Restaurants
        Popeyes Famous Fried
          Chicken Restaurants          253,628         252,292         251,480
        Wendy's Old Fashioned
          Hamburger Restaurants            N/A             N/A         381,567
        KFC                                N/A             N/A         278,348


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

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


11.  Termination of Merger:
     ---------------------

          On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.



                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

         CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

         The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

         Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from

November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

         Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.

              Title of Class             Name of Partner        Percent of Class
              --------------             ---------------        ----------------

     General Partnership Interests    James M. Seneff, Jr.           45%
                                      Robert A. Bourne               45%
                                      CNL Realty Corporation         10%
                                                                 ------
                                                                    100%
                                                                 ======

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 1999
----------------------------------     --------------------------------------      ------------------------------
Reimbursement to affiliates for        Operating expenses are reimbursed at        Operating expenses incurred
operating expenses                     the lower of cost or 90 percent of the      on behalf of the Partnership:
                                       prevailing rate at which comparable         $138,190
                                       services could have been obtained in
                                       the same geographic area. If the            Accounting and administrative
                                       General Partners or their affiliates        services: $97,053
                                       loan funds to the Partnership, the
                                       General Partners or their affiliates
                                       will be reimbursed for the interest
                                       and fees charged to them by the
                                       unaffiliated lenders for such loans.
                                       Affiliates of the General Partners
                                       from time to time incur certain
                                       operating expenses on behalf of the
                                       Partnership for which the Partnership
                                       reimburses the affiliates without
                                       interest.

Annual, subordinated property          One-half of one percent per year of         $-0-
management fee to affiliates           Partnership assets under management
                                       (valued at cost), subordinated to
                                       certain minimum returns to the Limited
                                       Partners. The property management fee
                                       will not exceed the lesser of one
                                       percent of gross operating revenues or
                                       competitive fees for comparable
                                       services. Due to the fact that these
                                       fees are noncumulative if the Limited
                                       Partners do not receive their 10%
                                       Preferred Return in any particular
                                       year no property management fees will
                                       be due or payable for such year.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 1999
---------------------------------      --------------------------------------      ------------------------------
Deferred, subordinated real            A deferred, subordinated real estate        $-0-
estate disposition fee payable         disposition fee, payable upon sale
to affiliates                          of one or more Properties, in an
                                       amount equal to the lesser of (i) one-
                                       half of a competitive real estate
                                       commission, or (ii) three percent of
                                       the sales price of such Property or
                                       Properties. Payment of such fee shall
                                       be made only if affiliates of the
                                       General Partners provide a substantial
                                       amount of services in connection with
                                       the sale of a Property or Properties
                                       and shall be subordinated to certain
                                       minimum returns to the Limited
                                       Partners. However, if the net sales
                                       are reinvested in a replacement
                                       Property, no such real estate
                                       disposition fee will be incurred until
                                       such replacement Property is sold and
                                       the net sales proceeds are
                                       distributed.

General Partners' deferred,            A deferred, subordinated share equal        $-0-
subordinated share of                  to one percent of Partnership
Partnership net cash flow              distributions of net cash flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.


General Partners' deferred,            A deferred, subordinated share equal        $-0-
subordinated share of Partnership      to five percent of Partnership
net sales proceeds from a sale         distributions of such net sales
or sales not in liquidation            proceeds, subordinated to certain
of the Partnership                     minimum returns to the Limited
                                       Partners.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 1999
---------------------------------      --------------------------------------      ------------------------------
General Partners' share of             Distributions of net sales proceeds         $-0-
Partnership net sales proceeds         from a sale or sales of substantially
from a sale or sales in                all of the Partnership's assets
liquidation of the Partnership         will be distributed in the following
                                       order or priority: (i) first, to pay
                                       all debts and liabilities of the
                                       Partnership and to establish reserves;
                                       (ii) second, to Partners with positive
                                       capital account balances, determined
                                       after the allocation of net income,
                                       net loss, gain and loss, in proportion
                                       to such balances, up to amounts
                                       sufficient to reduce such balances to
                                       zero; and (iii) thereafter, 95% to the
                                       Limited Partners and 5% to the General
                                       Partners.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 1999 and 1998

                  Statements of Income for the years ended December 31, 1999,
                     1998, and 1997

                  Statements of Partners' Capital for the years ended December
                     31, 1999, 1998, and 1997

                  Statements of Cash Flows for the years ended December 31,
                     1999, 1998, and 1997

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998, and 1997

                  Schedule III - Real Estate and Accumulated Depreciation at
                     December 31, 1999

                  Notes to Schedule III - Real Estate and Accumulated
                     Depreciation at December 31, 1999

                  Schedule IV - Mortgage Loans on Real Estate at December 31,
                     1999

                  Allother Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

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

                27         Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1999 through December 31, 1999.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.

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


               Signature                                  Title                                  Date
               ---------                                  -----                                  ----
/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 23, 2000
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 23, 2000
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

                                                            Additions                            Deductions
                                                  ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------   --------------  ----------------    -------------     ------------  ------------
  1997        Allowance for
                  doubtful
                  accounts (a)    $     126,036    $          --    $        5,677 (b) $     30,062 (c)  $    18,397   $    83,254
                                  ==============   ==============   ===============    =============     ============  ============

  1998        Allowance for
                  doubtful
                  accounts (a)    $      83,254    $          --    $           70 (b) $      7,205 (c)  $    20,684   $    55,435
                                  ==============   ==============   ===============    =============     ============  ============

  1999        Allowance for
                  doubtful
                  accounts (a)    $      55,435    $          --    $       25,411 (b) $         --      $     2,156   $    78,690
                                  ==============   ==============   ===============    =============     ============  ============

(a)    Deducted from receivables on the balance sheet.

(b)    Reduction of rental and other income.

(c)    Amounts written off as uncollectible.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                           Costs Capitalized
                                                                             Subsequent to            Gross Amount at Which
                                                      Initial Cost            Acquisition         Carried at Close of Period (c)
                                                 -----------------------  -------------------   -----------------------------------
                                        Encum-             Buildings and   Improve-  Carrying             Buildings and
                                       brances     Land    Improvements     ments     Costs       Land    Improvements     Total
                                       -------   --------  -------------  ---------  --------   --------  -------------  ----------
Properties the Partnership
 has Invested in:

  Burger King Restaurant:
    San Antonio, Texas                       -   $373,095       $384,458          -         -   $373,095       $384,458  $  757,553

  Checkers Drive-In Restaurants:
    Fayetteville, Georgia                    -    338,735              -          -         -    338,735              -     338,735
    Atlanta, Georgia                         -    317,128              -          -         -    317,128              -     317,128

  Denny's Restaurants:
    Casper, Wyoming                          -    184,285        415,181          -         -    184,285        415,181     599,466
    Rock Springs, Wyoming                    -    217,448        488,991          -         -    217,448        488,991     706,439

  Golden Corral Family
    Steakhouse Restaurants:
      Tomball, Texas                         -    311,019        529,759     22,330         -    311,019        552,089     863,108
      Pineville, Louisiana (e)               -    187,961        503,435          -         -    187,961        503,435     691,396
      Hueytown, Alabama                      -    258,084        513,853          -         -    258,084        513,853     771,937
      Nederland, Texas                       -    327,473        520,701          -         -    327,473        520,701     848,174

  Jack in the Box Restaurant:
    Lubbock, Texas                           -    229,198        408,702          -         -    229,198        408,702     637,900

  KFC Restaurants:
    Jacksonville, Florida                    -    198,735        266,200          -         -    198,735        266,200     464,935
    Eagan, Minnesota                         -    202,084        370,247     31,976         -    202,084        402,223     604,307
    Bay City, Texas                          -    162,783              -    305,154         -    162,783        305,154     467,937

  Lonestar Steakhouse &
    Saloon Restaurant:
      Sterling Heights, Michigan (f)         -    430,281              -    648,736         -    430,281        648,736   1,079,017

  Pizza Hut Restaurants:
    Clayton, New Mexico                      -     54,093        200,141          -         -     54,093        200,141     254,234
    Santa Rosa, New Mexico                   -     75,963        168,204          -         -     75,963        168,204     244,167
    Childress, Texas                         -     71,512        145,191          -         -     71,512        145,191     216,703
    Coleman, Texas                           -     70,208        141,004          -         -     70,208        141,004     211,212

                                                                                  Life on Which
                                                                                 Depreciation in
                                                                                  Latest Income
                                        Accumulated      Date of        Date      Statement is
                                        Depreciation   Construction   Acquired       Computed
                                        ------------   ------------   --------   ---------------
Properties the Partnership
 has Invested in:

  Burger King Restaurant:
    San Antonio, Texas                      $160,191        1987         07/87         (b)

  Checkers Drive-In Restaurants:
    Fayetteville, Georgia                         (d)          -         12/94         (d)
    Atlanta, Georgia                              (d)          -         12/94         (d)

  Denny's Restaurants:
    Casper, Wyoming                          170,686        1983         09/87         (b)
    Rock Springs, Wyoming                    201,029        1983         09/87         (b)

  Golden Corral Family
    Steakhouse Restaurants:
      Tomball, Texas                         231,891        1987         05/87         (b)
      Pineville, Louisiana (e)               211,163        1987         06/87         (b)
      Hueytown, Alabama                      215,533        1987         06/87         (b)
      Nederland, Texas                       215,512        1987         08/87         (b)

  Jack in the Box Restaurant:
    Lubbock, Texas                            87,638        1993         07/93         (b)

  KFC Restaurants:
    Jacksonville, Florida                    109,438        1983         09/87         (b)
    Eagan, Minnesota                         164,241        1987         10/87         (b)
    Bay City, Texas                          122,909        1987         12/87         (b)

  Lonestar Steakhouse &
    Saloon Restaurant:
      Sterling Heights, Michigan (f)         255,890        1988         08/87         (b)

  Pizza Hut Restaurants:
    Clayton, New Mexico                       82,836        1986         08/87         (b)
    Santa Rosa, New Mexico                    69,618        1986         08/87         (b)
    Childress, Texas                          60,093        1974         08/87         (b)
    Coleman, Texas                            56,793        1977         12/87         (b)

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                           Costs Capitalized
                                                                             Subsequent to            Gross Amount at Which
                                                     Initial Cost             Acquisition         Carried at Close of Period (c)
                                                ------------------------  -------------------  -------------------------------------
                                       Encum-              Buildings and  Improve-   Carrying             Buildings and
                                      brances      Land    Improvements     ments     Costs      Land     Improvements     Total
                                    ----------  ---------- -------------  ---------- --------  ---------- -------------  -----------
  Ponderosa Steakhouse Restaurant:
    Scottsburg, Indiana                      -     208,781             -     518,884        -     208,781       518,884      727,665

  Popeyes Famous Fried
    Chicken Restaurants:
      Altamonte Springs, Florida             -     197,959       255,965           -        -     197,959       255,965      453,924
      Ocala, Florida                         -     184,512       274,991           -        -     184,512       274,991      459,503
      Sanford, Florida                       -     237,243       359,865           -        -     237,243       359,865      597,108
      Apopka, Florida                        -     155,041             -     417,209        -     155,041       417,209      572,250

  Wendy's Old Fashioned
    Hamburger Restaurants:
      Gainesville, Texas                     -     166,302       449,914           -        -     166,302       449,914      616,216
      Vail, Colorado                         -     782,609             -     550,346        -     782,609       550,346    1,332,955

  Other:
    Oxford, Alabama (g)                      -     152,567       355,990           -        -     152,567       355,990      508,557
    Lombard, Illinois (i)                    -      85,517        96,205      40,633        -      85,517       136,838      222,355
                                                ---------- -------------  ---------- --------  ---------- -------------  -----------
                                                $6,180,616 $   6,848,997  $2,535,268        -  $6,180,616 $   9,384,265  $15,564,881
                                                ========== =============  ========== ========  ========== =============  ===========

Property of Joint Venture in
  Which the Partnership has
  a 50% Interest and has Invested
  in Under an Operating Lease:

  Pizza Hut Restaurant:
    Orlando, Florida                         -  $  330,568 $     220,588           -        -  $  330,568 $     220,588  $   551,156
                                                ========== =============  ========== ========  ========== =============  ===========

Property of Joint Venture in
  Which the Partnership has
  a 49% Interest and has Invested
  in Under an Operating Lease:

  Denny's Restaurant:
    Holland, Michigan                        -  $  295,987             -  $  780,451        -  $  295,987 $     780,451  $ 1,076,438
                                                ========== =============  ========== ========  ========== =============  ===========

                                                                                              Life on Which
                                                                                             Depreciation is
                                                                                              Latest Income
                                             Accumulated        Date of          Date         Statement is
                                             Depreciation     Construction      Acquired         Computed
                                             ------------     ------------      --------     ---------------
  Ponderosa Steakhouse Restaurant:
    Scottsburg, Indiana                           204,671             1988         10/87            (b)

  Popeyes Famous Fried
    Chicken Restaurants:
      Altamonte Springs, Florida                  110,207             1987         02/87            (b)
      Ocala, Florida                              118,399             1987         02/87            (b)
      Sanford, Florida                            150,943             1987         06/87            (b)
      Apopka, Florida                             166,304             1988         09/87            (b)

  Wendy's Old Fashioned
    Hamburger Restaurants:
      Gainesville, Texas                          187,464             1986         07/87            (b)
      Vail, Colorado                              227,782             1987         08/87            (b)

  Other:
    Oxford, Alabama (g)                           140,906             1987         02/88            (b)
    Lombard, Illinois (i)                          45,332             1973         10/87            (b)
                                             ------------
                                             $  3,767,469
                                             ============

Property of Joint Venture in
  Which the Partnership has
  a 50% Interest and has Invested
  in Under an Operating Lease:

  Pizza Hut Restaurant:
    Orlando, Florida                         $     89,768             1987         10/87            (b)
                                             ============

Property of Joint Venture in
  Which the Partnership has
  a 49% Interest and has Invested
  in Under an Operating Lease:

  Denny's Restaurant:
    Holland, Michigan                        $    290,501             1988         10/87            (b)
                                             ============

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                                December 31, 1999

                                                                            Costs Capitalized
                                                                              Subsequent to            Gross Amount at Which
                                                        Initial Cost           Acquisition          Carried at Close of Period (c)
                                                  -----------------------  --------------------  -----------------------------------
                                         Encum-             Buildings and    Impro-    Carrying            Buildings and
                                        brances     Land    Improvements     ments      Costs      Land    Improvements     Total
                                      ----------  --------  -------------  ----------  --------  --------  -------------  ----------
Property of Joint Venture in
   Which the Partnership has
   a 64% Interest and has Invested
   in Under an Operating Lease:

     Darryl's Restaurant:
       Greensboro, North Carolina         -       $261,013              -           -         -  $261,013       (k)       $  261,013
                                                  ========  =============  ==========  ========  ========                 ==========

Property in Which the Partnership
   has a 33.87% Interest as Tenants-
   In-Common and has Invested
   in Under an Operating Lease

     Arby's Restaurant:
       Arvada, Colorado (m)               -       $260,439  $     545,126           -         -  $260,439  $     545,126  $  805,565
                                                  ========  =============  ==========  ========  ========  =============  ==========

Property in Which the Partnership
   has a 57.91% Interest as Tenants-
   in-Common and has Invested
   in Under an Operating Lease:

     Boston Market Restaurant:
       Mesa, Arizona (l)                  -       $440,843  $     650,622           -         -  $440,843  $     650,622  $1,091,465
                                                  ========  =============  ==========  ========  ========  =============  ==========

Property in Which the Partnership
   has a 47% Interest as Tenants-
   In Common and has Invested
   in Under an Operating Lease:

     Golden Corral Restaurant:
       Smithfield, North Carolina         -       $264,272  $   1,155,018           -         -  $264,272  $   1,155,018  $1,419,290
                                                  ========  =============  ==========  ========  ========  =============  ==========


Property in Which the Partnership
   has a 37.01% Interest as Tenants-
   in Common and has Invested in
   Under an Operating Lease:

     Chevy's Fresh Mex Restaurant:
       Vancouver, Washington              -       $875,659  $   1,389,366           -         -  $875,659  $  1,389,366   $2,265,025
                                                  ========  =============  ==========  ========  ========  =============  ==========

                                                                                                      Life on Which
                                                                                                     Depreciation in
                                                                                                      Latest Income
                                                        Accumulated       Date of          Date        Statement is
                                                       Depreciation     Construction     Acquired        Computed
                                                       ------------     ------------     --------    ---------------
Property of Joint Venture in
   Which the Partnership has
   a 64% Interest and has Invested
   in Under an Operating Lease:

     Darryl's Restaurant:
       Greensboro, North Carolina                                 -         1987            07/87           (j)
                                                       ============

Property in Which the Partnership
   has a 33.87% Interest as Tenants-
   In-Common and has Invested
   in Under an Operating Lease

     Arby's Restaurant:
       Arvada, Colorado (m)                            $     95,883         1994            09/94           (b)
                                                       ============

Property in Which the Partnership
   has a 57.91% Interest as Tenants-
   in-Common and has Invested
   in Under an Operating Lease:

     Boston Market Restaurant:
       Mesa, Arizona (l)                               $     47,524         1997            10/97           (b)
                                                       ============

Property in Which the Partnership
   has a 47% Interest as Tenants-
   In Common and has Invested
   in Under an Operating Lease:

     Golden Corral Restaurant:
       Smithfield, North Carolina                      $     77,951         1996            12/97           (b)
                                                       ============

Property in Which the Partnership
   has a 37.01% Interest as Tenants-
   in Common and has Invested in
   Under an Operating Lease:

     Chevy's Fresh Mex Restaurant:
       Vancouver, Washington                           $     92,749         1994            12/97           (b)
                                                       ============

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                                December 31, 1999

                                                                            Costs Capitalized
                                                                              Subsequent to            Gross Amount at Which
                                                        Initial Cost           Acquisition          Carried at Close of Period (c)
                                                  -----------------------  --------------------  -----------------------------------
                                         Encum-             Buildings and    Impro-    Carrying            Buildings and
                                        brances     Land    Improvements     ments      Costs      Land    Improvements     Total
                                      ----------  --------  -------------  ----------  --------  --------  -------------  ----------
Property in Which the Partnership
   has a 13.38% Interest as Tenants-
   In-Common and has Invested
   in Under an Operating Lease:

     IHOP Restaurant Memphis,
       Tennessee                               -  $678,890  $     825,076           -         -  $678,890  $     825,076  $1,503,966
                                                  ========  =============  ==========  ========  ========  =============  ==========

Property of Joint Venture in Which
     the Partnership has a 48%
     Interest and has Invested in
     Under an Operating Lease:

       IHOP Restaurant:
         Peoria, Arizona                       -  $     466,183           -         -         -  $     466,183       (k)  $  466,183
                                                  =============  ==========  ========  ========  =============            ==========


Property of Joint Venture in
   Which the Partnership has a
   64% Interest has Invested in
   Under a Direct Financing Lease:

       Darryl's Restaurant:
         Greensboro, North Carolina            -              -           -  $521,400         -              -       (k)         (k)
                                                  =============  ==========  ========  ========  =============

Property in Which the Partnership has
   a 39.39% Interest as Tenants-
   In-Common and has Invested
   in Under a Direct Financing Lease:

       IHOP Restaurant
          Overland Park, Kansas                -  $     335,374  $1,273,134         -         -              -       (k)         (k)
                                                  =============  ==========  ========  ========  =============

Property of Joint Venture in which
   the Partnership has a 48%
   Interest and has Invested in
   Under a Direct Financing Lease:

       IHOP Restaurant:
          Peoria, Arizona                      -              -  $1,121,633         -         -              -       (k)         (k)
                                                  =============  ==========  ========  ========  =============

                                                                                                      Life on Which
                                                                                                     Depreciation in
                                                                                                      Latest Income
                                                        Accumulated       Date of          Date        Statement is
                                                       Depreciation     Construction     Acquired        Computed
                                                       ------------     ------------     --------    ---------------
Property in Which the Partnership
   has a 13.38% Interest as Tenants-
   In-Common and has Invested
   in Under an Operating Lease:

     IHOP Restaurant Memphis,
       Tennessee                                       $     54,145             1997       01/98             (b)
                                                       ============

Property of Joint Venture in Which
     the Partnership has a 48%
     Interest and has Invested in
     Under an Operating Lease:

       IHOP Restaurant:
          Peoria, Arizona                                         -             1998       11/99             (j)
                                                       ============

Property of Joint Venture in
   Which the Partnership has a
   64% Interest has Invested in
   Under a Direct Financing Lease:

       Darryl's Restaurant:
         Greensboro, North Carolina                              (j)            1974       06/97             (j)

Property in Which the Partnership has
   a 39.39% Interest as Tenants-
   In-Common and has Invested
   in Under a Direct Financing Lease:

       IHOP Restaurant
          Overland Park, Kansas                                  (j)            1997       01/98             (j)


Property of Joint Venture in which
   the Partnership has a 48%
   Interest and has Invested in
   Under a Direct Financing Lease:

       IHOP Restaurant:
          Peoria, Arizona                                        (j)            1998       11/99             (j)

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1999


(a) Transactions in real estate and accumulated depreciation during 1999, 1998 and 1997, are summarized as follows:

                                                                                   Accumulated
                                                                     Cost          Depreciation
                                                                  ------------     ------------
       Properties the Partnership has Invested in Under
         Operating Leases:

            Balance, December 31, 1996                            $ 20,619,880     $  3,816,091
            Dispositions                                            (4,153,217)        (909,833)
            Depreciation expense                                            --          395,837
                                                                  ------------     ------------

            Balance, December 31, 1997                              16,466,663        3,302,095
            Depreciation expense                                            --          329,264
                                                                  ------------     ------------

            Balance, December 31, 1998                              16,466,663        3,631,359
            Dispositions                                              (901,782)        (187,294)
            Depreciation expense                                            --          323,404
                                                                  ------------     ------------

            Balance, December 31, 1999                            $ 15,564,881     $  3,767,469
                                                                  ============     ============

       Property of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1996                            $    551,156     $     67,709
            Depreciation expense                                            --            7,353
                                                                  ------------     ------------

            Balance, December 1997                                     551,156           75,062
            Depreciation expense                                            --            7,353
                                                                  ------------     ------------

            Balance, December 31, 1998                                 551,156           82,415
            Depreciation expense                                            --            7,353
                                                                  ------------     ------------

            Balance, December 31, 1999                            $    551,156     $     89,768
                                                                  ============     ============

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                                            Accumulated
                                                                                Cost        Depreciation
                                                                            ------------    ------------
       Property of Joint Venture in Which the Partnership has a 49%
        Interest and has Invested in Under an Operating Lease:

          Balance, December 31, 1996                                        $  1,076,438    $    212,456
          Depreciation expense                                                        --          26,015
                                                                            ------------    ------------

          Balance, December 31, 1997                                           1,076,438         238,471
          Depreciation expense                                                        --          26,015
                                                                            ------------    ------------

          Balance, December 31, 1998                                           1,076,438         264,486
          Depreciation expense                                                        --          26,015
                                                                            ------------    ------------

          Balance, December 31, 1999                                        $  1,076,438    $    290,501
                                                                            ============    ============


       Property of Joint Venture in Which the Partnership has a 64%
        Interest and has Invested in Under an Operating Lease:

          Balance, December 31, 1996                                        $    721,893    $    168,765
          Acquisition                                                            261,013              --
          Depreciation expense (d)                                                    --           1,713
          Disposition                                                           (721,893)       (170,478)
                                                                            ------------    ------------

          Balance, December 31, 1997                                             261,013              --
          Depreciation expense                                                        --              --
                                                                            ------------    ------------

          Balance, December 31, 1998                                              261,013             --
          Depreciation expense                                                         --             --
                                                                            -------------   ------------

          Balance, December 31, 1999                                        $     261,013   $         --
                                                                            =============   ============

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                                                    Accumulated
                                                                                    Cost            Depreciation
                                                                               ---------------    ----------------
            Property in Which the Partnership has a 33.87% Interest as
               Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1996                                        $   805,565         $    41,370
                 Depreciation expense                                                       --              18,171
                                                                               ---------------    ----------------

                 Balance, December 31, 1997                                            805,565              59,541
                 Depreciation expense                                                       --              18,171
                                                                               ---------------    ----------------

                 Balance, December 31, 1998                                            805,565              77,712
                 Depreciation expense                                                       --              18,171
                                                                               ---------------    ----------------

                 Balance, December 31, 1999                                        $   805,565         $    95,883
                                                                               ===============    ================


            Property in Which the Partnership has a 57.91% Interest as
               Tenants-in-Common and had Invested in Under an Operating Lease:

                 Balance, December 31, 1996                                        $        --         $        --
                 Acquisitions                                                        1,091,465                  --
                 Depreciation expense                                                       --               4,021
                                                                               ---------------    ----------------

                 Balance, December 31, 1997                                          1,091,465               4,021
                 Depreciation expense                                                       --              21,815
                                                                               ---------------    ----------------

                 Balance, December 31, 1998                                          1,091,465              25,836
                 Depreciation expense                                                       --              21,688
                                                                               ---------------    ----------------

                 Balance, December 31, 1999                                        $ 1,091,465         $    47,524
                                                                               ===============    ================

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------
                               December 31, 1999

                                                                                                   Accumulated
                                                                                   Cost            Depreciation
                                                                              ---------------     ---------------
            Property in Which the Partnership has 47% Interest as
              Tenants-in-Common and had Invested in Under an Operating Lease:

                 Balance, December 31, 1996                                      $         --         $        --
                 Acquisitions                                                       1,419,290                  --
                 Depreciation expense                                                      --                 949
                                                                              ---------------     ---------------

                 Balance, December 31, 1997                                         1,419,290                 949
                 Depreciation expense                                                      --              38,501
                                                                              ---------------     ---------------

                 Balance, December 31, 1998                                         1,419,290              39,450
                 Depreciation expense                                                      --              38,501
                                                                              ---------------     ---------------

                 Balance, December 31, 1999                                      $  1,419,290         $    77,951
                                                                              ===============     ===============

            Property in Which the Partnership has a 37.01% Interest as
              Tenants-in-Common and had Invested in Under an Operating Lease:

                 Balance, December 31, 1996                                      $         --         $        --
                 Acquisitions                                                       2,265,025                  --
                 Depreciation expense                                                      --                 127
                                                                              ---------------     ---------------

                 Balance, December 31, 1997                                         2,265,025                 127
                 Depreciation expense                                                      --              46,310
                                                                              ---------------     ---------------

                 Balance, December 31, 1998                                         2,265,025              46,437
                 Depreciation expense                                                      --              46,312
                                                                              ---------------     ---------------

                 Balance, December 31, 1999                                      $  2,265,025         $    92,749
                                                                              ===============     ===============

            Property in Which the Partnership has a 13.38% Interest as
              Tenants-in-Common and had Invested in Under an Operating Lease:

                 Balance, December 31, 1997                                      $         --         $        --
                 Acquisitions                                                       1,503,966                  --
                 Depreciation expense                                                      --              26,642
                                                                              ---------------     ---------------

                 Balance, December 31, 1998                                         1,503,966              26,642
                 Depreciation expense                                                      --              27,503
                                                                              ---------------     ---------------

                 Balance, December 31, 1999                                      $  1,503,966         $    54,145
                                                                              ===============     ===============

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                                              Accumulated
                                                                                Cost          Depreciation
                                                                           --------------    ---------------
            Property of Joint Venture in Which the Partnership has a 48%
              Interest and has Invested in Under a Operating Lease:

                 Balance, December 31, 1998                                $          --      $           --
                 Acquisitions                                                    466,183                  --
                 Depreciation expense (j)                                             --                  --
                                                                           -------------      --------------

                 Balance, December 31, 1999                                $     466,183      $           --
                                                                           =============      ==============

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and the joint ventures (including the Properties held as tenants-in-common) for federal income tax purposes was $15,518,477 and $12,468,506, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

g) The restaurant in Oxford, Alabama, was converted from a KFC Restaurant to a regional, independent restaurant in 1993.

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

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

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

(m) The Property was converted from a Kenny Rogers Roasters restaurant to an Arby's Restaurant during 1996.

                           CNL INCOME FUND II, LTD.
                        (A Florida Limited Partnership)

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                  -------------------------------------------
                               December 31, 1999

                                                                                                                      Principal
                                                                                                                       Amount
                                                                                                                      of Loans
                                                                                                                     Subject to
                                                                                                   Carrying          Delinquent
                                    Final            Periodic                         Face        Amount of         Principal or
                  Interest         Maturity           Payment         Prior          Amount of     Mortgages        Description
                    Rate             Date              Terms          Liens          Mortgages        (1)             Interest
                 ----------    -----------------     -----------    -----------    -------------- ------------- --------------------
KFC
Eagan, MN
First Mortgage     10.50%        December 1998           (1)        $       --         $   42,000         $  6,872        $      --
                                                                    ===========    ==============    =============     ============

(1) Monthly payments of interest only at an annual rate of 10.50%. Beginning July 1, 1998, monthly payments of principal and interest at an annual rate of 10.50%.

(2)  The tax carrying value of the notes is approximately $6,817.

(3)  The changes in the carrying amounts are summarized as follows:

                                                                  1999               1998               1997
                                                             --------------    ----------------    ---------------
          Balance at beginning of period                     $        6,872    $         42,734    $            --

          New mortgage loans                                             --                  --             42,000

          Interest earned                                                --               3,113              2,572

          Collection of principal and interest                       (6,872)            (38,975)            (1,838)
                                                             --------------    ----------------    ---------------

          Balance at end of period                           $           --    $          6,872    $        42,734
                                                             ==============    ================    ===============

                                  EXHIBIT INDEX
 Exhibit Number
 --------------

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