Form 10-Q
period 2000-03-31
CNL INCOME FUND II LTD
filed 2000-05-11
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ______________________


                             Commission file number
                                     0-16824
                     ---------------------------------------


                            CNL Income Fund II, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                      59-2733859
---------------------------------              -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


    450 South Orange Avenue
       Orlando, Florida                                     32801
---------------------------------              -------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk

Part II.

     Other Information

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,               December 31,
                                                                               2000                      1999
                                                                         ------------------       -------------------
                             ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $3,845,820 and
    $3,767,469, respectively                                                  $ 11,719,061              $ 11,797,412
Investment in joint ventures                                                     5,062,705                 5,079,701
Cash and cash equivalents                                                          821,935                   904,715
Receivables, less allowance for doubtful accounts
    of $43,799 and $78,690, respectively                                            22,579                    33,849
Due from related party                                                                  --                     3,108
Prepaid expenses                                                                     5,139                     7,738
Lease costs, less accumulated amortization of
    $13,435 and $13,306, respectively                                                2,877                     3,006
Accrued rental income                                                              200,171                   196,689
                                                                         ------------------       -------------------

                                                                              $ 17,834,467              $ 18,026,218
                                                                         ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                $   37,983                $   89,018
Escrowed real estate taxes payable                                                   5,989                     4,691
Distributions payable                                                              515,629                   515,629
Due to related parties                                                              96,061                   105,654
Rents paid in advance and deposits                                                  31,144                    33,483
                                                                         ------------------       -------------------
    Total liabilities                                                              686,806                   748,475

Partners' capital                                                               17,147,661                17,277,743
                                                                         ------------------       -------------------

                                                                              $ 17,834,467              $ 18,026,218
                                                                         ==================       ===================


See accompanying notes to condensed financial statements.



                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2000               1999
                                                                                --------------    ---------------
Revenues:
    Rental income from operating leases                                            $  418,340         $  420,201
    Interest and other income                                                          25,963             13,671
                                                                                --------------    ---------------
                                                                                      444,303            433,872
                                                                                --------------    ---------------

Expenses:
    General operating and administrative                                               47,539             35,824
    Professional services                                                              12,104              3,517
    State and other taxes                                                              14,422             15,526
    Depreciation and amortization                                                      78,480             83,049
    Transaction costs                                                                  33,284             32,324
                                                                                --------------    ---------------
                                                                                      185,829            170,240
                                                                                --------------    ---------------

Income Before Equity in Earnings of Joint Ventures and
    Gain on Sale of Land and Building                                                 258,474            263,632

Equity in Earnings of Joint Ventures                                                  127,073            107,239

Gain on Sale of Land and Building                                                          --            192,752
                                                                                --------------    ---------------

Net Income                                                                         $  385,547         $  563,623
                                                                                ==============    ===============

Allocation of Net Income:
    General partners                                                                $   3,855          $   4,328
    Limited partners                                                                  381,692            559,295
                                                                                --------------    ---------------

                                                                                   $  385,547         $  563,623
                                                                                ==============    ===============

Net Income Per Limited Partner Unit                                                 $    7.63          $   11.19
                                                                                ==============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                  50,000             50,000
                                                                                ==============    ===============


See Accompanying notes to condensed financial statements.


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                              Quarter Ended           Year Ended
                                                                                March 31,            December 31,
                                                                                  2000                   1999
                                                                           --------------------    ------------------

General partners:
    Beginning balance                                                              $   405,788            $  390,900
    Net income                                                                           3,855                14,888
                                                                           --------------------    ------------------
                                                                                       409,643               405,788
                                                                           --------------------    ------------------

Limited partners:
    Beginning balance                                                               16,871,955            17,249,981
    Net income                                                                         381,692             1,684,490
    Distributions ($10.31 and $41.25 per
       limited partner unit, respectively)                                            (515,629 )          (2,062,516 )
                                                                           --------------------    ------------------
                                                                                    16,738,018            16,871,955
                                                                           --------------------    ------------------

Total partners' capital                                                           $ 17,147,661          $ 17,277,743
                                                                           ====================    ==================



See accompanying notes to condensed financial statements.


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                       2000               1999
                                                                                   --------------     --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                          $ 432,849          $ 518,058
                                                                                   --------------     --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                                                --            677,678
       Increase in restricted cash                                                            --           (677,678 )
       Collections on mortgage note receivable                                                --              6,817
                                                                                   --------------     --------------
          Net cash provided by investing activities                                           --              6,817
                                                                                   --------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                                (515,629 )         (515,629 )
                                                                                   --------------     --------------
              Net cash used in financing activities                                     (515,629 )         (515,629 )
                                                                                   --------------     --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                     (82,780 )            9,246

Cash and Cash Equivalents at Beginning of Quarter                                        904,715            889,891
                                                                                   --------------     --------------

Cash and Cash Equivalents at End of Quarter                                            $ 821,935          $ 899,137
                                                                                   ==============     ==============

Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of
          quarter                                                                      $ 515,629          $ 515,629
                                                                                   ==============     ==============


See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.   Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 37 Properties, which included interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common.

Capital Resources

         During the quarters ended March 31, 2000 and 1999, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $432,849 and $518,058, respectively. The decrease in cash from operations for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2000, the Partnership had $821,935 invested in such short-term investments, as compared to $904,715 at December 31, 1999. The funds remaining at March 31, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $515,629 for each of the quarters ended March 31, 2000 and 1999. This represents distributions for each applicable quarter of $10.31 per unit. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $686,806 at March 31, 2000 from $748,475 at December 31, 1999, primarily as a result of a decrease in accounts payable at March 31, 2000, as compared to December 31, 1999. The general partners believe the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 1999, the Partnership owned and leased 29 wholly owned Properties (which included one Property in Columbia, Missouri that was sold in March 1999 and one Property in Littleton, Colorado that was sold in November 1999) to operators of fast-food and family-style restaurant chains. During the quarter ended March 31, 2000, the Partnership owned and leased 27 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $418,340 and $420,201, respectively, in rental income from these Properties. Rental income decreased during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, partially due to the fact that during the quarter ended March 31, 2000, the Partnership increased its allowance for doubtful accounts by approximately $13,100 for past due rental amounts relating to its Property in Rock Springs, Wyoming in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         The decrease in rental income during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was partially offset by an increase in rental income due to the fact that the Partnership collected and recognized as income approximately $11,800 in past due rental amounts for which it had previously established an allowance for doubtful accounts.

         For the quarters ended March 31, 2000 and 1999, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and six Properties as tenants-in-common with affiliates of the general partners. For the quarter ended March 31, 2000, the Partnership owned and leased one additional Property indirectly through a joint venture arrangement. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $127,073 and $107,239, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily due to the fact that in November 1999, the Partnership invested the net sales proceeds it received from 1999 sales of two Properties in Peoria Joint Venture.

         Operating expenses, including depreciation and amortization, were $185,829 and $170,240 for the quarters ended March 31, 2000 and 1999, respectively. The increase in operating expenses during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily due to the fact that the Partnership incurred some repair and maintenance costs related to its Property in Rock Springs, Wyoming. Payment of repairs and maintenance relating to this Property remains the responsibility of the tenant; however, because of the financial difficulties this tenant is experiencing, the general partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from this tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.

         As a result of the sale of the Property in Columbia, Missouri, the Partnership recognized a gain of $192,752 for financial reporting purposes during the quarter ended March 31, 1999. No Properties were sold during the quarter ended March 31, 2000.

Termination of Merger

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

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

              On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

              On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

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

      27      Financial Data Schedule (Filed herewith.)

(b)  Reports on Form 8-K

      A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000, describing the termination of the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2000.


                                    CNL INCOME FUND II, LTD.

                                    By:   CNL REALTY CORPORATION
                                          General Partner


                                          By:/s/ James M. Seneff, Jr.
                                             ----------------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                          By:/s/ Robert A. Bourne
                                             ----------------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)