Form 10-Q
period 2000-06-30
CNL INCOME FUND II LTD
filed 2000-08-11
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2000
   --------------------------------------------------------------------------

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


                            CNL Income Fund II, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                      59-2733859
---------------------------------------      ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


    450 South Orange Avenue
       Orlando, Florida                                  32801-3336
----------------------------------------     ---------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
                                             ---------------------------------


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




                                                                       Page
Part I.

     Item 1.   Financial Statements:

                   Condensed Balance Sheets                             1

                   Condensed Statements of Income                       2

                   Condensed Statements of Partners' Capital            3

                   Condensed Statements of Cash Flows                   4

                   Notes to Condensed Financial Statements              5-6

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  7-11

     Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                          11

Part II.

     Other Information                                                  12-14

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                             June 30,                December 31,
                                                               2000                      1999
                                                         ------------------       -------------------
                             ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $3,810,296 and
    $3,767,469, respectively                                  $ 11,324,703              $ 11,797,412
Investment in joint ventures                                     5,033,336                 5,079,701
Cash and cash equivalents                                        1,360,932                   904,715
Receivables, less allowance for doubtful accounts
    of $43,799 and $78,690, respectively                            55,853                    33,849
Due from related party                                                  --                     3,108
Prepaid expenses                                                     5,581                     7,738
Lease costs, less accumulated amortization of
    $13,564 and $13,306, respectively                                2,748                     3,006
Accrued rental income                                              203,598                   196,689
                                                         ------------------       -------------------

                                                              $ 17,986,751              $ 18,026,218
                                                         ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                              $     38,746              $     89,018
Escrowed real estate taxes payable                                   2,627                     4,691
Distributions payable                                              515,629                   515,629
Due to related parties                                             153,397                   105,654
Rents paid in advance and deposits                                  20,785                    33,483
                                                         ------------------       -------------------
    Total liabilities                                              731,184                   748,475

Commitments and contingencies (Note 5)

Partners' capital                                               17,255,567                17,277,743
                                                         ------------------       -------------------

                                                              $ 17,986,751              $ 18,026,218
                                                         ==================       ===================


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                   Quarter Ended                  Six Months Ended
                                                                     June 30,                         June 30,
                                                                2000           1999             2000            1999
                                                             -----------    -----------      ------------    -----------

Revenues:
    Rental income from operating leases                       $ 422,097       $437,442         $ 840,437      $ 857,643
    Interest and other income                                     1,912         22,201            27,875         35,872
                                                             -----------    -----------      ------------    -----------
                                                                424,009        459,643           868,312        893,515
                                                             -----------    -----------      ------------    -----------

Expenses:
    General operating and administrative                         45,597         24,557            93,136         60,381
    Bad debt expense                                              7,347             --             7,347             --
    Professional services                                         1,225         13,467            13,329         16,984
    State and other taxes                                            --            185            14,422         15,711
    Depreciation and amortization                                78,109         81,536           156,589        164,585
    Transaction costs                                            19,944         56,198            53,228         88,522
                                                             -----------    -----------      ------------    -----------
                                                                152,222        175,943           338,051        346,183
                                                             -----------    -----------      ------------    -----------

Income Before Equity in Earnings of Joint Ventures
    and Gain on Sale of Land and Buildings                      271,787        283,700           530,261        547,332

Equity in Earnings of Joint Ventures                            101,779        107,524           228,852        214,763

Gain on Sale of Land and Buildings                              249,969             --           249,969        192,752
                                                             -----------    -----------      ------------    -----------

Net Income                                                    $ 623,535      $ 391,224        $1,009,082      $ 954,847
                                                             ===========    ===========      ============    ===========

Allocation of Net Income:
    General partners                                          $   4,871      $   3,911        $    8,726        $ 8,239
    Limited partners                                            618,664        387,313         1,000,356        946,608
                                                             -----------    -----------      ------------    -----------

                                                              $ 623,535      $ 391,224        $1,009,082      $ 954,847
                                                             ===========    ===========      ============    ===========

Net Income Per Limited Partner Unit                           $   12.37      $    7.75        $    20.01      $   18.93
                                                             ===========    ===========      ============    ===========

Weighted Average Number of Limited Partner
    Units Outstanding                                            50,000         50,000            50,000         50,000
                                                             ===========    ===========      ============    ===========

           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                    Six Months Ended             Year Ended
                                                        June 30,                December 31,
                                                          2000                      1999
                                                 -----------------------    ---------------------

General partners:
    Beginning balance                                      $    405,788             $    390,900
    Net income                                                    8,726                   14,888
                                                 -----------------------    ---------------------
                                                                414,514                  405,788
                                                 -----------------------    ---------------------

Limited partners:
    Beginning balance                                        16,871,955               17,249,981
    Net income                                                1,000,356                1,684,490
    Distributions ($20.63 and $41.25 per
       limited partner unit, respectively)                   (1,031,258 )             (2,062,516 )
                                                 -----------------------    ---------------------
                                                             16,841,053               16,871,955
                                                 -----------------------    ---------------------

Total partners' capital                                   $  17,255,567             $ 17,277,743
                                                 =======================    =====================



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                             2000               1999
                                                                        ---------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                              $   890,816         $   976,678
                                                                        ---------------    ----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                     (23,341 )                --
       Proceeds from sale of land and building                                 620,000             677,678
       Increase in restricted cash                                                  --            (677,678 )
       Collections on mortgage note receivable                                      --               6,817
                                                                        ---------------    ----------------
          Net cash provided by investing activities                            596,659               6,817
                                                                        ---------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                    (1,031,258 )        (1,031,258 )
                                                                        ---------------    ----------------
          Net cash used in financing activities                             (1,031,258 )        (1,031,258 )
                                                                        ---------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                           456,217             (47,763 )

Cash and Cash Equivalents at Beginning of Period                               904,715             889,891
                                                                        ---------------    ----------------

Cash and Cash Equivalents at End of Period                                  $1,360,932         $   842,128
                                                                        ===============    ================

Supplemental Schedule of Non-Cash Investing and Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of period                                       $   18,600         $        --
                                                                        ===============    ================

       Distributions declared and unpaid at end of
          period                                                            $  515,629         $   515,629
                                                                        ===============    ================


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         In June 2000, the Partnership sold its property in Jacksonville, Florida to the tenant for $620,000 resulting in a gain of $249,969 for financial reporting purposes. This property was originally acquired by the Partnership in September 1987 and had a cost of approximately $441,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $179,000 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $18,600 (see Note 3).

3.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% preferred return, plus their adjusted capital contributions. During the quarter and six months ended June 30, 2000, the Partnership incurred $18,600 in a deferred, subordinated, real estate disposition fee as a result of the sale of a property (see Note 2).

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


4.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

5.       Commitments and Contingencies:

         During the six months ended June 30, 2000, the Partnership entered into an agreement with the tenant of the property in Ocala, Florida to sell the property to the tenant. In preparing for the sale of the property, the Partnership incurred $35,053 in environmental remediation costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 96-1 "Environmental Remediation Liabilities," the Partnership capitalized these costs as land improvements. The Partnership anticipates that it will incur approximately $75,000 in additional environmental remediation costs related to this property; however, the general partners believe that the anticipated sales price will exceed the Partnership's total cost attributable to the property. As of August 1, 2000, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 36 Properties, which included interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $890,816 and $976,678 for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash from operations for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2000.

         In June  2000,  the  Partnership  sold its  Property  in  Jacksonville,
Florida, to the tenant for $620,000, resulting in a gain of $249,969 for financial reporting purposes. This Property was originally acquired by the Partnership in September 1987 and had a cost of approximately $441,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this Property for approximately $179,000 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $18,600. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% preferred return, plus their adjusted capital contributions. The Partnership intends to use the majority of the net sales proceeds to distribute to the limited partners.

         During the six months ended June 30, 2000, the Partnership entered into an agreement with the tenant of the Property in Ocala, Florida to sell the Property to the tenant. In preparing for the sale of this Property, the Partnership incurred $35,053 in environmental remediation costs. In accordance with the American Institute of Certified Public Accountants' Statement of Position 96-1 "Environmental Remediation Liabilities," the Partnership capitalized these costs as land improvements. The Partnership anticipates that it will incur approximately $75,000 in additional environmental remediation costs related to this Property; however, the general partners believe that the anticipated sales price will exceed the Partnership's total cost attributable to the property. As of August 1, 2000, the sale had not occurred.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit, with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2000, the Partnership had $1,360,932 invested in such short-term investments, as compared to $904,715 at December 31, 1999. The increase in cash and cash equivalents was primarily due to the receipt of net sales proceeds from the sale of the Property in Jacksonville, Florida, as described above. The funds remaining at June 30, 2000, after payment of distributions and other liabilities, will be distributed to the limited partners.

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

         Total liabilities of the Partnership, including distributions payable, decreased to $731,184 at June 30, 2000 from $748,475 at December 31, 1999. The general partners believe the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,031,258 for each of the six months ended June 30, 2000 and 1999 ($515,629 for each of the quarters ended June 30, 2000 and 1999). This represents distributions for each applicable six months of $20.63 per unit ($10.31 for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the six months ended June 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999, the Partnership owned and leased 29 wholly owned Properties (which included two Properties which were sold in 1999) to operators of fast-food and family-style restaurant chains. During the six months ended June 30, 2000, the Partnership owned and leased 27 wholly owned Properties (which included one Property which was sold in 2000) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $840,437 and $857,643, respectively, in rental income from these Properties, $422,097 and $437,442 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Rental income decreased during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, primarily as a result of the sales of two Properties in 1999 and one Property in 2000, as described above in "Capital Resources." Rental income is expected to remain at reduced amounts while equity in earnings of joint ventures is expected to remain at increased amounts due to the fact that the Partnership reinvested the 1999 net sales proceeds of two Properties in a joint venture, as described below.

         In addition, rental income decreased partially due to the fact that during the six months ended June 30, 2000, the Partnership increased its allowance for doubtful accounts by approximately $19,800 for past due rental amounts relating to its Property in Rock Springs, Wyoming in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The general partners are currently seeking either a new tenant or purchaser for this Property.

         The decrease in rental income during the six months ended June 30, 2000, was partially offset by an increase in rental income due to the fact that the Partnership collected and recognized as income approximately $11,800 in past due rental amounts for which it had previously established an allowance for doubtful accounts relating to its Property in Casper, Wyoming.

         During the six months ended June 30, 2000 and 1999, the Partnership earned $27,875 and $35,872, respectively, in interest and other income, $1,912 and $22,201 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Interest and other income was higher during the quarter and six months ended June 30, 1999, primarily due to the fact that during such periods the Partnership earned interest income on net sales proceeds received from the sale of the Property in Columbia, Missouri in March 1999, pending the reinvestment of the net sales proceeds in an additional Property in November 1999.

         During the six months ended June 30, 2000 and 1999, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and six Properties as tenants-in-common with affiliates of the general partners. During the six months ended June 30, 2000, the Partnership owned and leased one additional Property indirectly through a joint venture arrangement. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $228,852 and $214,763, respectively, $101,779 and $107,524 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The increase in net income earned by joint ventures during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was primarily due to, and the decrease in net income earned by joint ventures during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, was partially offset by, the fact that in November 1999, the Partnership invested the net sales proceeds it received from 1999 sales of two Properties in Peoria Joint Venture.

         In addition, the increase in net income earned by joint ventures during the six months ended June 30, 2000 was partially offset by, and the decrease in net income earned by joint ventures during the quarter ended June 30, 2000 was primarily due to, the fact that in 1998, a tenant of a Property in which the Partnership owns an approximate 58 percent interest filed for bankruptcy and, during the quarter and six months ended June 30, 2000, rejected its lease relating to the Property in Mesa, Arizona. As a result, this tenant discontinued making rental payments on the rejected lease. In conjunction therewith, during the quarter and six months ended June 30, 2000, the tenants-in-common established an allowance for doubtful accounts of approximately $4,800 relating to past due rental amounts and reversed approximately $31,500 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. In July 2000, the tenants-in-common entered into a lease with a new tenant for the Property in Mesa, Arizona.

         Operating expenses, including depreciation and amortization, were $338,051 and $346,183 during the six months ended June 30, 2000 and 1999, respectively, of which $152,222 and $175,943 were incurred during the quarters ended June 30, 2000 and 1999, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 2000 was primarily attributable to the fact that the Partnership incurred less transaction costs during the quarter and six months ended June 30, 2000, relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"), due to the termination of the proposed merger, as described below in "Termination of Merger."

         The decrease in operating expenses during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was partially offset by an increase in administrative expenses for servicing the Partnership and its Properties and an increase in bad debt expense and repair and maintenance costs relating to its Property in Rock Springs, Wyoming. The payment of repairs and maintenance relating to this Property remains the responsibility of the tenant; however, because of the financial difficulties the tenant is experiencing, the general partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection of any such amounts unpaid by the tenant and will recognize such amounts as income if collected.

         The increase in operating expenses during the quarter and six months ended June 30, 2000, was partially offset by a decrease in depreciation expense due to the sales of the Properties in Columbia, Missouri in March 1999 and Littleton, Colorado in November 1999.

         As a result of the sale of the Property in Jacksonville, Florida described above in "Capital Resources," the Partnership recognized a gain of $249,969 for financial reporting purposes during the quarter and six months ended June 30, 2000. As a result of the sale of the Property in Columbia, Missouri, the Partnership recognized a gain of $192,752 for financial reporting purposes during the six months ended June 30, 1999.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1. "Legal Proceedings," in 1999, two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen
              M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger. The plaintiff sought unspecified damages and equitable relief.

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

                   27    Financial Data Schedule (Filed herewith.)

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of August, 2000.


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