Form 10-Q
period 2000-09-30
CNL INCOME FUND II LTD
filed 2000-11-14
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ____________________


                             Commission file number
                                     0-16824
                     ---------------------------------------


                            CNL Income Fund II, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                        59-2733859
------------------------------------              -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                         32801-3336
------------------------------------              -------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                                  -------------------------


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




                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5-8

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 9-13

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                         13

Part II.

     Other Information                                                    14-15

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                 September 30,             December 31,
                                                                     2000                      1999
                                                               ------------------       -------------------
                             ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $3,433,149 and
    $3,767,469, respectively                                        $ 10,089,395              $ 11,797,412
Investment in joint ventures                                           5,021,187                 5,079,701
Cash and cash equivalents                                              2,992,863                   904,715
Receivables, less allowance for doubtful accounts
    of $85,031 and $78,690, respectively                                  60,157                    33,849
Due from related party                                                        --                     3,108
Prepaid expenses                                                           3,839                     7,738
Lease costs, less accumulated amortization of
    $13,692 and $13,306, respectively                                      2,620                     3,006
Accrued rental income                                                    207,026                   196,689
                                                               ------------------       -------------------

                                                                    $ 18,377,087              $ 18,026,218
                                                               ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                    $    114,650              $     89,018
Escrowed real estate taxes payable                                         3,925                     4,691
Distributions payable                                                  2,933,329                   515,629
Due to related parties                                                   131,681                   105,654
Rents paid in advance and deposits                                         4,800                    33,483
                                                               ------------------       -------------------
    Total liabilities                                                  3,188,385                   748,475

Commitments and contingencies (Note 5)

Partners' capital                                                     15,188,702                17,277,743
                                                               ------------------       -------------------

                                                                    $ 18,377,087              $ 18,026,218
                                                               ==================       ===================



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                   Quarter Ended                  Nine Months Ended
                                                                   September 30,                    September 30,
                                                               2000            1999             2000              1999
                                                            ------------    ------------    --------------    -------------

Revenues:
    Rental income from operating leases                       $ 360,601       $ 425,095      $1,199,412         $1,288,138
    Contingent rental income                                     12,883           9,078          14,509              3,678
    Interest and other income                                    18,926          17,541          46,801             53,413
                                                            ------------    ------------    --------------    -------------
                                                                392,410         451,714       1,260,722          1,345,229
                                                            ------------    ------------    --------------    -------------

Expenses:
    General operating and administrative                         40,440          28,650         133,576             89,031
    Bad debt expense                                                 --              --           7,347                 --
    Real estate taxes                                             1,285              --           1,285                 --
    Professional services                                        11,168          11,571          24,497             28,555
    State and other taxes                                            --              --          14,422             15,711
    Depreciation and amortization                                74,634          81,643         231,223            246,228
    Transaction costs                                                --          41,555          53,228            130,077
    Environmental clean-up costs                                 75,000              --          75,000                 --
                                                            ------------    ------------    --------------    -------------
                                                                202,527         163,419         540,578            509,602
                                                            ------------    ------------    --------------    -------------

Income Before Equity in Earnings of Joint Ventures,
    Gain on Sale of Land and Building and Provision
    for Loss on Building                                        189,883         288,295         720,144            835,627

Equity in Earnings of Joint Ventures                            107,181         108,177         336,033            322,940

Gain on Sale of Land and Building                               569,400              --         819,369            192,752

Provision for Loss on Building                                       --         (79,585 )            --            (79,585 )
                                                            ------------    ------------    --------------    -------------

Net Income                                                    $ 866,464       $ 316,887      $1,875,546        $ 1,271,734
                                                            ============    ============    ==============    =============

Allocation of Net Income:
    General partners                                          $   7,487       $   2,372      $   16,213          $  10,611
    Limited partners                                            858,977         314,515       1,859,333          1,261,123
                                                            ------------    ------------    --------------    -------------

                                                              $ 866,464       $ 316,887      $1,875,546        $ 1,271,734
                                                            ============    ============    ==============    =============

Net Income Per Limited Partner Unit                           $   17.18       $    6.29      $    37.19           $  25.22
                                                            ============    ============    ==============    =============

Weighted Average Number of Limited Partner
    Units Outstanding                                            50,000          50,000          50,000             50,000
                                                            ============    ============    ==============    =============



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                     Nine Months Ended              Year Ended
                                                       September 30,               December 31,
                                                           2000                        1999
                                                 --------------------------    ----------------------

General partners:
    Beginning balance                                        $     405,788              $    390,900
    Net income                                                      16,213                    14,888
                                                 --------------------------    ----------------------
                                                                   422,001                   405,788
                                                 --------------------------    ----------------------

Limited partners:
    Beginning balance                                           16,871,955                17,249,981
    Net income                                                   1,859,333                 1,684,490
    Distributions ($79.29 and $41.25 per
       limited partner unit, respectively)                      (3,964,587 )              (2,062,516 )
                                                 --------------------------    ----------------------
                                                                14,766,701                16,871,955
                                                 --------------------------    ----------------------

Total partners' capital                                      $  15,188,702              $ 17,277,743
                                                 ==========================    ======================



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                            Nine Months Ended
                                                                              September 30,
                                                                        2000                1999
                                                                   ----------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                          $ 1,319,886          $1,486,612
                                                                   ----------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                          2,361,028             677,678
       Additions to land and buildings on operating
          leases                                                           (45,879 )                --
       Collections on mortgage note receivable                                  --               6,817
                                                                   ----------------    ----------------
          Net cash provided by investing activities                      2,315,149             684,495
                                                                   ----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                (1,546,887 )        (1,546,887 )
                                                                   ----------------    ----------------
              Net cash used in financing activities                     (1,546,887 )        (1,546,887 )
                                                                   ----------------    ----------------

Net Increase in Cash and Cash Equivalents                                2,088,148             624,220

Cash and Cash Equivalents at Beginning of Period                           904,715             889,891
                                                                   ----------------    ----------------

Cash and Cash Equivalents at End of Period                             $ 2,992,863          $1,514,111
                                                                   ================    ================

Supplemental Schedule of Non-Cash Investing and Financing Activities:

       Deferred real estate disposition fees incurred and
          unpaid at end of period                                      $    18,600          $       --
                                                                   ================    ================

       Distributions declared and unpaid at end of
          period                                                       $ 2,933,329          $  515,629
                                                                   ================    ================



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 1999.

         Certain items in the prior years' financial statements have been reclassified to conform to 2000 presentation. These reclassifications had no effect on partners' capital or net income.

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

         In September 2000, the Partnership sold three of its properties in Apopka, Sanford and Altamonte Springs, Florida totaling approximately $1,748,500, and received net sales proceeds totaling approximately $1,741,000 resulting in a gain totaling $569,400 for financial reporting purposes. These properties were originally acquired in 1987 and had a cost of approximately $1,532,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for approximately $208,900 in excess of their original purchase price.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


3.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% preferred return, plus their adjusted capital contributions. During the nine months ended September 30, 2000, the Partnership incurred $18,600 in a deferred, subordinated, real estate disposition fee as a result of the sale of a property (see Note 2).

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

         Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


4.       Allocations and Distributions - Continued:

         allocations of net income, gains and/or losses, to distribute to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During  the  nine  months  ended  September  30,  2000  and  1999,  the
         Partnership declared distributions to the limited partners of $3,964,587 and $1,546,887, respectively, ($2,933,329 and $515,629 for the quarters ended September 30, 2000 and 1999, respectively). This represents distributions of $79.29 and $30.94 per unit for the nine months ended September 30, 2000 and 1999, respectively, ($58.67 and $10.31 per unit for the quarters ended September 30, 2000 and 1999, respectively). Distributions for the nine months ended September 30, 2000, included $2,500,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of several properties. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $1,407,878 was applied toward the limited partners' 10% Preferred Return and the balance of $1,092,122 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during the quarter ended September 30, 2000. No distributions have been made to the general partners to date.

5.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


6.       Commitments and Contingencies:

         In conjunction with the proposed sale of the property in Ocala, Florida, underground petroleum contamination was discovered during the due diligence phase of the proposed sale. As a result of the discovery of the contamination, the sales contract was terminated. The Partnership applied to a state funded clean-up program and received notification it was eligible for state assistance. Under the state funded clean-up program, the Partnership will be responsible for 25 percent of the actual clean-up costs and will receive assistance for the remaining 75 percent of the costs. The Partnership anticipates that total clean-up costs will approximate $300,000 and as of September 30, 2000, had accrued 25 percent, or $75,000 of the estimated clean-up costs as a liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 33 Properties, which included interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,319,886 and $1,486,612 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash from operations for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2000.

         In June  2000,  the  Partnership  sold its  Property  in  Jacksonville,
Florida, to the tenant for $620,000, resulting in a gain of $249,969 for financial reporting purposes. This Property was originally acquired by the Partnership in September 1987 and had a cost of approximately $441,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this Property for approximately $179,000 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $18,600. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% preferred return, plus their adjusted capital contributions. The Partnership distributed the majority of the net sales proceeds to the limited partners, as described below.

         In September 2000, the Partnership sold three of its Properties in Apopka, Sanford and Altamonte Springs, Florida totaling approximately $1,748,500 and received net sales proceeds totaling approximately $1,741,000, resulting in a gain totaling $569,400 for financial reporting purposes. These Properties were originally acquired in 1987 and had a cost of approximately $1,532,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $208,900 in excess of their original purchase price. The Partnership intends to distribute the majority of the net sales proceeds to the limited partners. In conjunction with the proposed sale of the Property in Ocala, Florida, underground petroleum contamination was discovered during the due diligence phase of the proposed sale. As a result of the discovery of the contamination, the sales contract was terminated. The Partnership applied to a state funded clean-up program and received notification it was eligible for state assistance. Under the state funded clean-up program, the Partnership will be responsible for 25 percent of the actual clean-up costs and will receive assistance for the remaining 75 percent of the costs. The Partnership anticipates that total clean-up costs will approximate $300,000 and as of September 30, 2000, had accrued 25 percent, or $75,000 of the estimated clean-up costs as a liability.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties pending distribution to limited partners are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit, with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2000, the Partnership had $2,992,863 invested in such short-term investments, as compared to $904,715 at December 31, 1999. The increase in cash and cash equivalents was primarily due to the receipt of net sales proceeds from the sale of the Properties in Jacksonville, Apopka, Sanford and Altamonte Springs, Florida, as described above. The funds remaining at September 30, 2000, will be used to pay distributions and other liabilities.

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

         Total liabilities of the Partnership, including distributions payable, increased to $3,188,385 at September 30, 2000 from $748,475 at December 31, 1999. The increase in total liabilities was primarily a result of the Partnership accruing a special distribution of net sales proceeds of $2,500,000 from the sale of several Properties described below, payable to the limited partners at September 30, 2000. Total liabilities at September 30, 2000, to the extent they exceed cash and cash equivalents at September 30, 2000, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions from general partners' contributions.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2000, a portion of the proceeds received from the sale of the Properties described above, the Partnership declared distributions to limited partners of $3,964,587 and $1,546,887 for the nine months ended September 30, 2000 and 1999, respectively, ($2,933,329 and $515,629 for the quarters ended September 30, 2000 and 1999, respectively). This represents distributions of $79.29 and $30.94 per unit for the nine months ended September 30, 2000 and 1999, respectively, ($58.67 and $10.31 for the quarters ended September 30, 2000 and 1999, respectively). The distribution for the quarter ended September 30, 2000 included $2,500,000 of net sales proceeds from the sale of several Properties. This special distribution was effectively a return of a portion of the limited partners' investment; although, in accordance with the Partnership agreement, $1,407,878 was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $1,092,122 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended September 30, 2000. No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999, except for $1,092,122 as described above, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 1999, the Partnership owned and leased 29 wholly owned Properties (which included two Properties which were sold in 1999) to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 2000, the Partnership owned and leased 27 wholly owned Properties (which included four Properties which were sold in 2000) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $1,199,412 and $1,288,138, respectively, in rental income from these Properties, $360,601 and $425,095 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. Rental income decreased during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, primarily as a result of the sales of two Properties in 1999 and four Properties in 2000, as described above in "Capital Resources." Rental income is expected to remain at reduced amounts while equity in earnings of joint ventures is expected to remain at increased amounts due to the fact that the Partnership reinvested the 1999 net sales proceeds of two Properties in a joint venture, as described below.

         In addition, rental income decreased during the quarter and nine months ended September 30, 2000, partially due to the fact that during the quarter and nine months ended September 30, 2000, the Partnership increased its allowance for doubtful accounts by approximately $40,100 and $59,900, respectively, for past due rental amounts relating to its Property in Rock Springs, Wyoming in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The general partners are currently seeking either a new tenant or purchaser for this Property.

         The decrease in rental income during the nine months ended September 30, 2000 was partially offset by an increase in rental income due to the fact that during the nine months ended September 30, 2000, the Partnership collected and recognized as income approximately $11,800 in past due rental amounts for which it had previously established an allowance for doubtful accounts relating to its Property in Casper, Wyoming.

         During the nine months ended September 30, 2000 and 1999, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and six Properties as tenants-in-common with affiliates of the general partners. During the nine months ended September 30, 2000, the Partnership owned and leased one additional Property indirectly through a joint venture arrangement. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $336,033 and $322,940, respectively, $107,181 and $108,177 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The increase in net income earned by joint ventures during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was primarily due to the fact that in November 1999 the Partnership invested the net sales proceeds it received from 1999 sales of two Properties in Peoria Joint Venture.

         In addition, the increase in net income earned by joint ventures during the nine months ended September 30, 2000 was partially offset by, and the decrease in net income earned by joint ventures during the quarter ended September 30, 2000 was primarily due to, the fact that in 1998, a tenant of a Property in which the Partnership owns an approximate 58 percent interest filed for bankruptcy and, during the nine months ended September 30, 2000, rejected its lease relating to the Property in Mesa, Arizona. As a result, this tenant discontinued making rental payments on the rejected lease. In conjunction
therewith,   during   the  nine   months   ended   September   30,   2000,   the
tenants-in-common established an allowance for doubtful accounts of approximately $4,800 relating to past due rental amounts and reversed approximately $31,500 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. In July 2000, the tenants-in-common entered into a lease with a new tenant for the Property in Mesa, Arizona.

         Operating expenses, including depreciation and amortization, were $540,578 and $509,602 during the nine months ended September 30, 2000 and 1999, respectively, of which $202,527 and $163,419 were incurred during the quarters ended September 30, 2000 and 1999, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 2000 was partially attributable to the Partnership recording $75,000 during the quarter and nine months ended September 30, 2000 in environmental clean-up costs relating to the contamination of the Property in Ocala, Florida, as described above. Operating expenses also increased as a result of an increase in administrative expenses for servicing the Partnership and its Properties and an increase in bad debt expense and repair and maintenance costs relating to its Property in Rock Springs, Wyoming. The payment of repairs and maintenance relating to this Property remains the responsibility of the tenant; however, because of the financial difficulties the tenant is experiencing, the general partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection of any such amounts unpaid by the tenant and will recognize such amounts as income if collected.

         The increase in operating expenses during the quarter and nine months ended September 30, 2000 was partially offset by a decrease in operating expenses due to the fact that the Partnership incurred less transaction costs during the quarter and nine months ended September 30, 2000, relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"), due to the termination of the proposed merger, as described below in "Termination of Merger." Operating expenses also decreased during the quarter and nine months ended September 30, 2000, due to a decrease in depreciation expense due to the sales of the Properties in 1999 and 2000.

         As a result of the sale of the Properties, as described above in "Capital Resources," the Partnership recognized a gain of $569,400 and $819,369 for financial reporting purposes during the quarter and nine months ended September 30, 2000, respectively. As a result of the sale of the Property in Columbia, Missouri, the Partnership recognized a gain of $192,752 for financial reporting purposes during the nine months ended September 30, 1999.

         During the quarter and nine months ended September 30, 1999, the Partnership recorded a provision for loss on building in the amount of $79,585 for financial reporting purposes relating to the Property in Littleton, Colorado. The allowance represented the difference between the carrying value of the Property at September 30, 1999, and the estimated net sales proceeds from the sale of the Property based on a sales contract with an unrelated third party. The Partnership sold this Property in November 1999.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

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

                 27      Financial Data Schedule (Filed herewith.)

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of November, 2000.


                                           CNL INCOME FUND II, LTD.

                                           By: CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  --------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  --------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)