Form 10-K
period 2000-12-31
CNL INCOME FUND II LTD
filed 2001-04-02
CIK 806510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 50,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $500 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the
"Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $22,300,178, and were used to acquire, either directly or indirectly through joint venture arrangements, 39 Properties. During the year ended December 31, 1993, the Partnership sold its Property in Salisbury, North Carolina, and reinvested the majority of the net sales proceeds in a Jack in the Box Property in Lubbock, Texas. During the year ended December 31, 1994, the Partnership sold two of its Properties in Graham, Texas, and Medina, Ohio, and reinvested the net sales proceeds in two Checkers Properties, consisting of only land, located in Fayetteville and Atlanta, Georgia, and a Kenny Rogers Roasters Property in Arvada, Colorado, which is owned as tenants-in-common with an affiliate of the General Partners. During the year ended December 31, 1997, the Partnership sold its Properties in Eagan, Minnesota; Jacksonville, Florida; Farmington Hills (10-mile Road), Michigan; Farmington Hills (12-mile Road), Michigan; Plant City, Florida; Mathis, Texas and Avon Park, Florida and reinvested a portion of these net sales proceeds in a Property in Mesa, Arizona, a Property in Smithfield, North Carolina and a Property in Vancouver, Washington, all of which are owned as tenants-in-common with affiliates of the General Partners. In addition, during 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its Property in Show Low, Arizona to the tenant and reinvested the net sales proceeds in a Property in Greensboro, North Carolina. During 1998, the Partnership reinvested the net sales proceeds from the 1997 sales of the Properties in Jacksonville, Florida and Mathis, Texas in a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. During 1999, the Partnership sold its Properties in Columbia, Missouri and Littleton, Colorado and reinvested the majority of the net sales proceeds in a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund X, Ltd., a Florida Limited Partnership and affiliate of the General Partners. During 2000, the Partnership sold its Properties in Altamonte Springs, Apopka, Jacksonville and Sanford, Florida. The proceeds from the sales were distributed to the Limited partners as a special distribution. As a result of the above transactions, as of December 31, 2000, the Partnership owned 33 Properties. The 33 Properties include interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common. The lessee of the Properties consisting of only land owns the buildings currently on the land, and the lessee has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from five to 20 years (the average being 16 years), and expire between 2002 and 2019. The leases are, in general, on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $8,600 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 25 of the Partnership's 33 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent joint venture interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above multiplied by the percentage interest in the Property with respect to which the option is being exercised. A limited number of leases provide for a purchase option price which is computed pursuant to a formula based on various measures of value contained in an independent appraisal of the Property.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to a particular lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2000, the tenant of the Property in Ocala, Florida, RMS Family Restaurants, Inc., assigned its lease to Sailormen, Inc. In accordance with the original lease, in October 2000, the lease was automatically extended for the first five-year renewal option. All lease terms remained unchanged and are substantially the same as the Partnership's other leases as described above.

         In 1998, the tenant of the Property in Mesa, Arizona in which the Partnership owns an approximate 58 percent interest, filed for bankruptcy and, during 2000, rejected its lease relating to the Property in Mesa, Arizona. As a result, this tenant discontinued making rental payments on the rejected lease. Rental income will not be recognized for this Property until a replacement tenant is located.

Major Tenant

         During 2000, one lessee of the Partnership, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from four Properties owned by joint ventures and six Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income in 2001. In addition, one Restaurant Chain, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), accounted for more than ten percent of the Partnership's total rental income in 2000
(including the Partnership's share of the rental income from four Properties owned by joint ventures and six Properties owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that this Restaurant Chain will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of the lessee or Restaurant Chain could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2000, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common  Arrangements

         The Partnership has entered into a joint venture arrangement, Kirkman Road Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into three separate joint venture arrangements: Holland Joint Venture with CNL Income Fund IV, Ltd., Show Low Joint Venture with CNL Income Fund VI, Ltd., and Peoria Joint Venture with CNL Income Fund X, Ltd. Each joint venture was formed to purchase and hold one Property. Each of the CNL Income Fund joint venture partners is an affiliate of the General Partners, and is a limited partnership organized pursuant to the laws of the state of Florida. Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership has a 50 percent interest in Kirkman Road Joint Venture, a 49 percent interest in Holland Joint Venture, a 64 percent interest in Show Low Joint Venture, and a 48 percent interest in Peoria Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

         In addition, during the year ended December 31, 1997, the Partnership entered into three separate tenancy-in-common agreements: one to hold a Property in Mesa, Arizona, with CNL Income Fund V, Ltd., one to hold a Property in Smithfield, North Carolina, with CNL Income Fund VII, Ltd., and one to hold a Property in Vancouver, Washington, with CNL Income Fund, Ltd., CNL Income V, Ltd. and CNL Income Fund VI, Ltd.. In addition, in January 1998, the Partnership entered into two additional tenancy-in-common agreements: one to hold a Property in Overland Park, Kansas, with CNL Income Fund III, Ltd. and CNL Income Fund VI, Ltd., and one to hold a Property in Memphis, Tennessee, with CNL Income Fund VI, Ltd. and CNL Income Fund XVI, Ltd.. The agreements provide for the Partnership and the other parties to share in the profits and losses of the Properties in proportion to their percentage interest. The Partnership owns an approximate 58 percent, 47 percent, 37 percent, 39.39%, and 13.38% interest in these Properties in Mesa, Arizona; Smithfield, North Carolina; Vancouver, Washington; and Overland Park, Kansas; and Memphis Tennessee, respectively.

         Each of the CNL Income Fund co-venture partners is an affiliate of the General Partners, and is a limited partnership organized pursuant to the laws of the state of Florida. The tenancy in common agreement restricts each party's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining party.

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

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days prior notice by either party.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants of other well-known national chains, including those offering different types of food and service.

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2000, the Partnership owned 33 Properties. Of the 33 Properties, 23 are owned by the Partnership in fee simple, four are owned through joint venture arrangements and six are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its Partnership Agreement. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2000.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,500 to 86,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2000.

               State                        Number of Properties

               Alabama                                2
               Arizona                                2
               Colorado                               2
               Florida                                2
               Georgia                                2
               Illinois                               1
               Indiana                                1
               Kansas                                 1
               Louisiana                              1
               Michigan                               2
               Minnesota                              1
               New Mexico                             2
               North Carolina                         2
               Tennessee                              1
               Texas                                  8
               Washington                             1
               Wyoming                                2
                                                --------------
               TOTAL PROPERTIES:                     33
                                                ==============

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the two Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,300 to 9,900 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 18, 19 and 39 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $13,464,425 and $12,468,506, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.

                Restaurant Chain                    Number of Properties

                Arby's                                        1
                Boston Market                                 1
                Burger King                                   1
                Checkers                                      2
                Chevy's Fresh Mex                             1
                Darryl's                                      1
                Denny's                                       3
                Golden Corral                                 5
                IHOP                                          3
                Jack in the Box                               1
                KFC                                           2
                Pizza Hut                                     5
                Ponderosa                                     1
                Popeyes                                       1
                Wendy's                                       2
                Other                                         3
                                                        --------------
                TOTAL PROPERTIES                             33
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

Leases.

         The Partnership leases the Properties to operators of selected national and regional fast-food Restaurant Chains. The Properties are leased generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities, and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         As of December 31, 2000 , the Properties were 97% occupied, and. as of December 31, 1999, 1998, 1997, and 1996, the Properties were fully occupied. The following is a schedule of the average rent per Property for the years ended December 31:


                                     2000              1999             1998              1997             1996
                                 -------------     -------------    --------------    -------------    --------------

Rental Revenues (1)               $ 2,142,668        $2,255,787        $2,337,182      $ 2,277,558       $ 2,485,645
Properties (2)                             32                37                38               36                40
Average Rent per Property
                                    $  66,958          $ 60,967          $ 61,505        $  63,266         $  62,141



(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2000, for each of the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2001                             --                   $   --                       --
              2002                              4                  341,613                   21.19%
              2003                              1                   43,200                    2.68%
              2004                              1                   96,600                    5.99%
              2005                              2                   30,492                    1.89%
              2006                              1                   63,172                    3.92%
              2007                             12                  766,217                   47.53%
              2008                             --                       --                      --
              2009                             --                       --                      --
              2010                             --                       --                       --
              Thereafter                       11                  270,825                   16.80%
                                        ----------            -------------           -------------
              Totals                           32  (1)         $ 1,612,119                  100.00%
                                        ==========            =============           =============


(1) Excludes one Property which was vacant at December 31, 2000.

Leases with Major Tenant.

         The terms of the leases with the Partnership's major tenant as of December 31, 2000 (see Item 1. Business - Major Tenant), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2002 and 2012) and the average minimum base annual rent is approximately $98,900 (ranging from approximately $77,400 to $152,700).

Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001, there were 2,198 holders of record of the Units. There is no public trading market for the Units and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through June30, 2000, the price paid for any Unit transferred pursuant to the Plan ranged from $436.20 to $475 per Unit. From July 2000 through December 2000, due primarily to the sales of Properties, the price paid for any Unit transferred pursuant to the Plan was $425 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan, net of commissions.


                                              2000 (1)                               1999 (1)
                                 -----------------------------------    -----------------------------------
                                   High         Low        Average        High         Low       Average
                                 ---------    --------    ----------    ---------    --------   -----------

         First Quarter                (2)         (2)           (2)         $355        $355          $355
         Second Quarter             $ 461        $335         $ 374          473         473           473
         Third Quarter                (2)         (2)           (2)          (2)         (2)           (2)
         Fourth Quarter               332         232           314          380         337           365



(1) A total of 172 and 343 Units were transferred other than pursuant to the Plan for the years ended December 31, 2000 and 1999, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $4,397,916 and $2,062,516, respectively, to the Limited Partners. During 2000, distributions included a special distribution of $2,500,000 as a result of the distribution of net sales proceeds from the 2000 sales of the Properties in Jacksonville, Apopka, Sanford, and Altamonte Springs, Florida. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership Agreement, $1,407,878 was applied toward the Limited Partners' 10% Preferred Return and the balance of $1,092,122 was treated as a return of capital for purposes of calculating the Limited Partners' 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners' invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. Distributions of net cash flow were adjusted commencing during the quarter ended September 30, 2000. As a result of the sale of these Properties, the Partnership's total revenue was reduced during 2000 and is expected to remain reduced in subsequent years, while the majority of the Partnership's operating expenses remain fixed, therefore, no amounts distributed to the Limited Partners for the year ended December 31, 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, the distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.


                          Quarter Ended                            2000                1999
                     -------------------------                ---------------     ----------------

                     March 31                                     $  515,629           $  515,629
                     June 30                                         515,629              515,629
                     September 30                                  2,933,329              515,629
                     December 31                                     433,329              515,629



         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

(b)      Not applicable


Item 6.  Selected Financial Data


                                        2000               1999              1998              1997               1996
                                    --------------    ---------------    --------------    --------------    ---------------
Year ended December 31:
    Revenues (1)                      $ 2,109,102        $ 2,244,389        $2,337,414        $2,547,854         $2,455,884
    Net income (2)                      2,275,569          1,699,378         1,733,739         3,639,880          1,866,961
    Cash distributions
      declared (3)                      4,397,916          2,062,516         3,294,507         2,376,000          2,376,000
    Net income per Unit (2)                 45.51              33.69             34.32             72.18              36.97
    Cash distributions
      declared per Unit                     66.12              41.25             65.89             47.52              47.52

At December 31:
    Total assets                      $15,833,995        $18,026,218       $18,392,911       $19,959,059        $18,617,318
    Partners' capital                  15,155,396         17,277,743        17,640,881        19,201,649         17,937,769



(1)      Revenues include equity in earnings of joint ventures.

(2) Net income for the years ended December 31, 2000, 1999 and 1997, includes $766,913, $192,752 and $1,476,124, respectively, from gain on sale of assets. In addition, net income for the year ended December 31, 1999, includes $79,585 from a loss on sale of assets. Net income for the year ended December 31, 1998 has been reduced by real estate disposition fees of $45,150 as a result of the 1997 sales of two
         Properties. Net income for the year ended December 31, 1997, also includes lease termination income of $214,000, recognized by the Partnership in connection with consideration the Partnership received for releasing the former tenants from their obligations under the terms of the leases of three of the Properties sold.

(3) Distributions for the year ended December 31, 2000 include a special distribution to the Limited Partners of $2,500,00 as a result of the distribution of the net sales proceeds from the 2000 sales of four Properties. Distributions for the year ended December 31, 1998 include a special distribution to the Limited Partners of $1,232,003 as a result of the distribution of the net sales proceeds from the 1997 sales of two Properties. The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 33 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         During the years ended December 31, 2000, 1999, and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $1,741,141, $2,004,997, and $2,135,691, respectively. The decrease in cash from operations during 2000, as compared to 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below, and a result of changes in the Partnership's working capital. The decrease in cash from operations during 1999, as compared to 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the years ended December 31, 2000, 1999, and 1998.

         In connection with the sale during 1997 of its Property in Eagan, Minnesota, the Partnership accepted a promissory note in the principal sum of $42,000. The promissory note bore interest at a rate of 10.50% per annum and is collateralized by personal property. Initially, the note was to be collected in 18 monthly installments of interest only, and thereafter, the entire principal balance was to become due. During 1998, the note was amended to require six monthly installments of $7,368, including interest, commencing on July 1, 1998. As of December 31, 1998, the mortgage note receivable balance was $6,872 including accrued interest of $56. In January 1999, the balance, including accrued interest, was collected.

         In January 1998, the Partnership reinvested a portion of the net sales proceeds from Properties sold in 1997, in a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. During 1998, the Partnership distributed the remaining net sales proceeds from the Properties sold in 1997 to the Limited Partners in a special distribution, as described below in "Short-Term Liquidity."

         In March 1999, the Partnership sold its Property in Columbia, Missouri for $682,500 and received net sales proceeds of $677,678, resulting in a gain of $192,752 for financial reporting purposes. This Property was originally acquired by the Partnership in November 1987 and had a cost of approximately $511,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $166,500 in excess of its original purchase price. In addition in November 1999, the Partnership sold its Property in Littleton, Colorado, and received net sales proceeds of $150,000, resulting in a loss of $79,585 for financial reporting purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes (at a level reasonably assumed by the General Partners), resulting from the sales.

         In November 1999, the Partnership reinvested the net sales proceeds from the sale of the Property in Columbia, Missouri in a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund X, Ltd., a Florida limited partnership and an affiliate of the General Partners. Peoria Joint Venture, was formed to purchase and hold one Property. The Partnership contributed approximately $762,200 and had a 48 percent interest in the profits and losses of the joint venture as of December 31, 2000.

         During 2000, the Partnership sold four of its Properties, one in each of Jacksonville, Apopka, Sanford and Altamonte Springs, Florida, for a total of approximately $2,361,000 and received total net sales proceeds of approximately $2,290,000, resulting in a total gain of $766,913 for financial reporting purposes. These Properties were originally acquired by the Partnership in 1987 and had a total cost of approximately $1,973,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these Properties for a total of approximately $316,900 in excess of their original purchase prices. In connection with the sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $71,056. Payment of the real estate disposition fee is subordinated to receipt by the Limited Partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the majority of the net sales proceeds to the Limited Partners, as described below.

         In conjunction with the proposed sale of a Property in Ocala, Florida, underground petroleum contamination was discovered during the due diligence phase. As a result of the discovery of the contamination, the sales contract was terminated. The Partnership applied to a state funded clean-up program and received notification it was eligible for state assistance. Under the state funded clean-up program, the Partnership will be responsible for 25 percent of the actual clean-up costs and will receive assistance for the remaining 75 percent of the costs. The Partnership anticipates that future clean-up costs will be approximately $300,000 and as of December 31, 2000, had accrued 25 percent, or $75,000 of the estimated clean-up costs as a liability.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2000, the Partnership had $492,503 invested in such short-term investments, as compared to $904,715 at December 31, 1999. As of December 31, 2000, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 5.15% annually. The funds remaining at December 31, 2000, will be used for the payment of distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, and for the years ended December 31, 2000 and 1998, a portion of the net sales proceeds received from the sale of Properties, as described above, the Partnership declared distributions to the Limited Partners of $4,397,916,
$2,062,516,  and $3,294,507  for years ended December 31, 2000,  1999, and 1998, respectively. This represents distributions of $66.12, $41.25, and $65.89 per Unit for the years ending in December 31, 2000, 1999, and 1998, respectively. Distributions for the years ended December 31, 2000 and 1998, included $2,500,000 and $1,232,003, respectively, as a result of the distribution of the majority of the net sales proceeds from the 2000 and 1997 sales, respectively, of several Properties. These special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership Agreement, $1,407,878 and $1,232,003, respectively, was applied toward the Limited Partners' 10% Preferred Return and the balance of $1,092,122 from the special distribution was treated as a return of capital for purposes of calculating the Limited Partners' 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners' invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of these Properties, the Partnership's total revenue was reduced during 2000, 1999, and 1998 and is expected to remain at reduced amounts in subsequent years, while the majority of the Partnership's operating expenses remain fixed. Therefore, distributions of net cash flow were adjusted commencing the quarters ended March 31, 1998 and September 30, 2000. No distributions were made to the General Partners for the years ended December 31, 2000, 1999 and 1998. No amounts distributed to the Limited Partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         As of December 31, 2000 and 1999, the Partnership owed $3,451 and $60,504, respectively, to affiliates for operating expense and accounting and administrative services. As of March 15, 2001, the Partnership had reimbursed the affiliates all such amounts. In addition, the years ended December 31, 2000 and 1998, the Partnership incurred $71,056 and $45,150, respectively, in real estate disposition fees due to an affiliate as a result of its services in connection with the 2000 and 1997 sales, respectively, of several Properties. The payment of the real estate disposition fees is deferred until the Limited Partners have received their cumulative 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, decreased to $558,942 at December 31, 2000, from $642,821 at December 31, 1999, primarily as a result of the Partnership reducing distributions of net cash flow, as discussed above. Total liabilities at December 31, 2000, to the extent they exceed cash and cash equivalents, will be paid from future cash from operations, and in the event the General Partners elect to make additional contributions, from General Partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During 1998 and 1999, the Partnership owned and leased 29 wholly owned Properties (including two Properties sold during 1999), and during 2000, the Partnership owned and leased 27 wholly owned Properties (including four Properties sold during 2000). In addition, during 1998, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property, and during 1999 and 2000, the Partnership was a co-venturer in one additional joint venture that owned and leased one Property. During 2000, 1999 and 1998, the Partnership owned and leased six Properties with affiliates, as tenants-in-common. As of December 31, 2000, the Partnership owned, either directly, as tenants-in-common with affiliates of the General Partners, or through joint venture arrangements, 33 Properties, which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $8,600 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership earned $1,565,082, $1,695,181 and $1,773,925, respectively, in rental income from the Partnership's wholly owned Properties described above. The decrease in rental income during 2000 and 1999, each as compared to the previous year, was primarily a result of the sales of four Properties during 2000, and the sales of two Properties during 1999, as described in "Capital Resources." Rental income earned from wholly owned Properties is expected to remain at reduced amounts as a result of the Partnership distributing net sales proceeds to the Limited Partners, as described in "Short-Term Liquidity."

         In addition, rental income decreased during 2000, partially as a result of the Partnership establishing an allowance for doubtful accounts of approximately $59,900 for past due rental amounts relating to the Property in Rock Springs, Wyoming in accordance with the Partnership's collection policy. The General Partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         Rental income decreased during 1999, as compared to 1998, partially as a result of the Partnership establishing an allowance for doubtful accounts of approximately $18,500 for past due rental amounts relating to the Properties in Casper and Rock Springs, Wyoming in accordance with the Partnership's collection policy. The decrease in rental income during 2000, was partially offset by the fact that during 2000, the Partnership collected and recognized as income, approximately $11,800 of these past due rental amounts, relating to the Property in Casper, Wyoming. The General Partners will continue to pursue collection of the remaining past due rental amounts and recognize such amounts as income when collected, as discussed above.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $48,854, $40,045, and $51,029, respectively, in contingent rental income. Contingent rental income was lower in 1999, as compared to 2000 and 1998, as a result of the fact that during 1999 the Partnership adjusted estimated contingent rental amounts accrued at December 31, 1998, to actual amounts.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $443,567, $440,215, and $431,974, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. Net income earned by joint ventures increased during 2000 and 1999, each as compared to the previous year, as a result of the fact that in November 1999, the Partnership reinvested the net sales proceeds from the sales of the Properties in Columbia, Missouri and Littleton, Colorado, in Peoria Joint Venture, as described in "Capital Resources." The increase during 2000, as compared to 1999, was partially offset by the fact that in 1998, the tenant of the Property, in Mesa, Arizona, in which the Partnership owns an approximate 58 percent interest, filed for bankruptcy, and during 2000, rejected its lease relating to the Property in Mesa, Arizona. As a result, this tenant discontinued making rental payments on the rejected lease. In conjunction therewith, during 2000, the tenants in common established an allowance for doubtful accounts of approximately $4,600 relating to past due rental amounts and reversed approximately $31,500 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. Rental income will not be recognized for this Property until a replacement tenant is located. Accordingly, the Partnership expects that net income earned by joint ventures will remain at reduced levels until a replacement tenant is located for this Property.

         During the year ended December 31, 2000, one of the Partnership's lessees, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from four Properties owned by joint ventures and six Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income during 2001. In addition, during the year ended December 31, 2000, one Restaurant Chain, Golden Corral, accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from four Properties owned by joint ventures and six Properties owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that this Restaurant Chain will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of this lessee or Restaurant Chain could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $600,446, $658,178, and $558,525, for the years ended December 31, 2000,
1999, and 1998, respectively. The decrease in operating expenses during 2000 and the increase during 1999, each as compared to the previous year, was primarily due to the amount of transaction costs the Partnership incurred related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described in "Termination of Merger." In addition, the decrease in operating expenses during 2000, as compared to 1999, was partially attributable to a decrease in depreciation expense as a result of the sales of several Properties during 2000 and 1999, as described in "Capital Resources." The decrease during 2000, was partially offset by an increase as a result of the Partnership recording $75,000 in estimated environmental clean-up costs relating to the contamination of the Property in Ocala, Florida as described in "Capital Resources." The decrease was also partially offset by an increase in repairs and maintenance expenses relating to its Property in Rock Springs, Wyoming. The payment of repairs and maintenance relating to this Property remains the responsibility of the tenant; however, because of the financial difficulties the tenant is experiencing, the General Partners believe the tenant's ability to pay these expenses is doubtful. The Partnership will continue to pursue collection of any such amounts unpaid by the tenant and will recognize such amounts as income it collected.

         The decrease in operating expenses during 2000, as compared to 1999 and the increase during 1999 as compared to 1998, are both partially attributable to the fact that professional services were higher during 1999 as a result of litigation relating to three Properties in Gainesville, Texas and Rock Springs and Casper, Wyoming. The decrease during 2000 as compared to 1999, was also partially attributable to a reimbursement of legal fees relating to the Property in Gainesville, Texas.

         In addition, as a result of the sale of four Properties as described in "Capital Resources," the Partnership recognized a gain totaling $766,913 for financial reporting purposes during the year ended December 31, 2000. As a result of the sales of the Properties in Columbia, Missouri and Littleton Colorado, as described in "Capital Resources," the Partnership recognized a net gain totaling $113,167 for financial reporting purposes during the year ended December 31, 1999.

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

         The Partnership's leases as of December 31, 2000, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                                                            Page

Report of Independent Certified Public Accountants                                                           17

Financial Statements:

     Balance Sheets                                                                                          18

     Statements of Income                                                                                    19

     Statements of Partners' Capital                                                                         20

     Statements of Cash Flows                                                                             21-22

     Notes to Financial Statements                                                                        23-37


               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund II, Ltd.



In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund II, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 2, 2001

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                       December 31,
                                                                              2000                     1999
                                                                       -------------------      --------------------

                         ASSETS

Land and buildings on operating leases, less
     accumulated depreciation                                                $ 10,010,193              $ 11,797,412
Investment in joint ventures                                                    5,014,272                 5,079,701
Cash and cash equivalents                                                         492,503                   904,715
Receivables, less allowance for doubtful
     accounts of $146,293,and $78,690 in
     2000 and 1999, respectively                                                   95,808                    33,849
Due from related party                                                              8,542                     3,108
Prepaid expenses                                                                    2,145                     7,738
Lease costs, less accumulated amortization of
     $13,821 and $13,306 in 2000 and 1999,  respectively
                                                                                    2,490                     3,006
Accrued rental income                                                             208,042                   196,689
                                                                       -------------------      --------------------

                                                                             $ 15,833,995              $ 18,026,218
                                                                       ===================      ====================

            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                          $  100,768                $   89,018
Escrowed real estate taxes payable                                                  4,358                     4,691
Distributions payable                                                             433,329                   515,629
Due to related parties                                                            119,657                   105,654
Rents paid in advance and deposits                                                 20,487                    33,483
                                                                       -------------------      --------------------
         Total liabilities                                                        678,599                   748,475

Commitments and Contingencies (Note 10)


Partners' capital                                                              15,155,396                17,277,743
                                                                       -------------------      --------------------

                                                                             $ 15,833,995              $ 18,026,218
                                                                       ===================      ====================
See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                              Year Ended December 31,
                                                                     2000               1999              1998
                                                                ----------------   ---------------   ----------------

Revenues:
     Rental income from operating leases                            $ 1,565,082       $ 1,695,181        $ 1,773,925
     Contingent rental income                                            48,854            40,045             51,029
     Interest and other income                                           51,599            68,948             80,486
                                                                                                     ----------------
                                                                ----------------   ---------------
                                                                      1,665,535         1,804,174          1,905,440
                                                                ----------------   ---------------   ----------------
Expenses:
     General operating and administrative                               225,654           126,990            160,220
     Professional services                                               33,834            61,204             34,731
     Real estate taxes                                                    1,285                --                 --
     State and other taxes                                                9,414            15,711             14,733
     Depreciation and amortization                                      298,841           325,943            332,633
     Transaction costs                                                   31,418           128,330             16,208
                                                                ----------------   ---------------   ----------------
                                                                        600,446           658,178            558,525
                                                                ----------------   ---------------   ----------------

Income Before Equity in Earnings of Joint Ventures,
     Gain on Sale of Assets and Real Estate
     Disposition Fees                                                 1,065,089         1,145,996          1,346,915

Equity in Earnings of Joint Ventures                                    443,567           440,215            431,974

Gain on Sale of Assets                                                  766,913           113,167                 --

Real Estate Disposition Fees                                                 --                --            (45,150 )
                                                                ----------------   ---------------   ----------------

Net Income                                                          $ 2,275,569       $ 1,699,378        $ 1,733,739
                                                                ================   ===============   ================

Allocation of Net Income:
     General partners                                                  $     --         $  14,888          $  17,789
     Limited partners                                                 2,275,569         1,684,490          1,715,950
                                                                ----------------   ---------------   ----------------

                                                                    $ 2,275,569       $ 1,699,378        $ 1,733,739
                                                                ================   ===============   ================

Net Income Per Limited Partner Unit                                   $   45.51         $   33.69          $   34.32
                                                                ================   ===============   ================

Weighted Average Number of
     Limited Partner Units Outstanding                                   50,000            50,000             50,000
                                                                ================   ===============   ================
See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999, and 1998


                                                 General Partners
                                       -------------------------------------
                                                              Accumulated
                                         Contributions         Earnings
                                       ------------------   ----------------

Balance, December 31, 1997                   $   162,000         $  211,111

    Distributions to limited
       partners ($65.89 per
       limited partner unit)                          --                 --
    Net income                                        --             17,789
                                       ------------------   ----------------

Balance, December 31, 1998                       162,000            228,900

    Distributions to limited
       partners ($41.25 per
       limited partner unit)                          --                 --
    Net income                                        --             14,888
                                       ------------------   ----------------

Balance, December 31, 1999                       162,000            243,788

    Distributions to limited
       partners ($66.12 per
       limited partner unit)                          --                 --
    Net income                                        --                 --
                                       ------------------   ----------------

Balance, December 31, 2000                   $   162,000         $  243,788
                                       ==================   ================

                                    Limited Partners
------------------------------------------------------------------------------------------
                                         Accumulated        Syndication
 Contributions       Distributions         Earnings            Costs            Total
-----------------   ----------------   -----------------   --------------   --------------

    $ 25,000,000      $ (25,069,377 )      $ 21,587,737     $ (2,689,822 )    $19,201,649



              --         (3,294,507 )                --               --       (3,294,507 )
              --                 --           1,715,950               --        1,733,739
-----------------   ----------------   -----------------   --------------   --------------

      25,000,000        (28,363,884 )        23,303,687       (2,689,822 )     17,640,881



              --         (2,062,516 )                --               --       (2,062,516 )
              --                 --           1,684,490               --        1,699,378
-----------------   ----------------   -----------------   --------------   --------------

      25,000,000        (30,426,400 )        24,988,177       (2,689,822 )     17,277,743



      (1,092,122 )       (3,305,794 )                --               --       (4,397,916 )
              --                 --           2,275,569               --        2,275,569
-----------------   ----------------   -----------------   --------------   --------------

   $  23,907,878      $ (33,732,194 )     $  27,263,746     $ (2,689,822 )    $15,155,396
=================   ================   =================   ==============   ==============


See accompanying notes to financial statements.


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                     2000                  1999                 1998
                                                                ----------------      ---------------       ---------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                 $ 1,526,829          $ 1,816,812          $ 1,796,989
         Distributions from joint ventures                              508,341              476,092              482,671
         Cash paid for expenses                                        (341,539 )           (335,662 )           (227,335  )
         Interest received                                               47,510               47,755               83,366
                                                                ----------------      ---------------       ---------------
             Net cash provided by operating activities                1,741,141            2,004,997            2,135,691
                                                                ----------------      ---------------       ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                     2,361,028              827,678                   --
         Additions to land and buildings on operating
             leases                                                     (34,165 )                 --                   --
         Investment in joint ventures                                       --              (762,151 )           (835,969  )
         Collection on mortgage note receivable                             --                 6,816               35,183
         Decrease in restricted cash                                        --                    --            2,457,670
                                                                ----------------      ---------------       ---------------
             Net cash provided by investing activities                2,326,863               72,343            1,656,884
                                                                ----------------      ---------------       ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                           (4,480,216 )         (2,062,516 )         (3,372,878  )
                                                                ----------------
                                                                                      ---------------       ---------------
             Net cash used in financing activities                   (4,480,216 )         (2,062,516 )         (3,372,878  )
                                                                ----------------      ---------------       ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                   (412,212 )             14,824              419,697

Cash and Cash Equivalents at Beginning of Year                          904,715              889,891              470,194
                                                                ----------------      ---------------       ---------------

Cash and Cash Equivalents at End of Year                             $  492,503           $  904,715           $  889,891
                                                                ================      ===============       ===============


See accompaning notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                               Year Ended December 31,
                                                                      2000               1999              1998
                                                                 ---------------    ---------------    --------------

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

      Net Income                                                     $2,275,569         $1,699,378        $1,733,739
                                                                 ---------------    ---------------    --------------

      Adjustments to  reconcile  net income to net
         cash provided by operating activities:
             Depreciation                                               298,325            323,404           329,264
             Amortization                                                   516              2,539             3,369
             Gain on sale of assets                                    (766,913 )         (113,167 )              --
             Equity in earnings of joint ventures, net of
                distributions                                            65,429             35,877            50,697
             Decrease (increase) in receivables                         (61,959 )           85,765           (28,799 )
             Increase in due from related parties                        (5,433 )           (3,108 )              --
             Decrease (increase) in prepaid expenses                      5,592             (2,937 )             709
             Increase in accrued rental income                          (11,353 )          (22,307 )         (26,279 )
             Increase in accounts payable and accrued
                expenses                                                 11,417             81,023               860
             Increase (decrease) in due to related
                parties                                                 (57,053 )          (74,541 )          57,019
             Increase (decrease) in rents paid in
                advance and deposits                                    (12,996 )           (6,929 )          15,112
                                                                 ---------------    ---------------    --------------
                  Total adjustments                                    (534,428 )          305,619           401,952
                                                                 ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                            $1,741,141         $2,004,997        $2,135,691
                                                                 ===============    ===============    ==============

Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

         Deferred real estate disposition fees incurred
             and unpaid at end of period                              $  71,056             $   --         $  45,150
                                                                 ===============    ===============    ==============

         Distributions declared and unpaid at
             December 31                                              $ 433,329          $ 515,629         $ 515,629
                                                                 ===============    ===============    ==============

See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


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

                  Years Ended December 31, 2000, 1999, and 1998


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

         Investment in Joint Ventures - The Partnership's investment in Kirkman Road Joint Venture, which is a joint venture arrangement with an unaffiliated entity, is accounted for using the equity method since the Partnership shares control of the joint venture with the unaffiliated entity. The Partnership's investments in Holland Joint Venture, Show Low Joint Venture, and Peoria Joint Venture, and the properties in Arvada, Colorado; Mesa, Arizona; Smithfield, North Carolina; Vancouver, Washington; Overland Park, Kansas; and Memphis, Tennessee, each of which is held as tenants-in-common with affiliates of the general partners, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         Reclassifications - Certain items in the prior years' financial statements have been reclassified to conform to 2000 presentation. These reclassifications had no effect on partners' capital or net income.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership results of operations.

         Statement of Financial Accounting Standards No. 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137") - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

2.       Leases:
         ------

         The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases have been classified as operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


2.       Leases - Continued:
         ------------------

         lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:



                                                                    2000                   1999
                                                             --------------------   --------------------

                 Land                                               $  5,425,803           $  6,180,616
                 Buildings                                             8,085,027              9,384,265
                                                             --------------------   --------------------
                                                                      13,510,830             15,564,881
                 Less accumulated depreciation                        (3,500,637 )           (3,767,469 )
                                                             --------------------   --------------------

                                                                    $ 10,010,193           $ 11,797,412
                                                             ====================   ====================



         During 2000, the Partnership sold four of its properties, one in each of Jacksonville, Apopka, Sanford and Altamonte Springs, Florida, for a total of approximately $2,368,500 and received net sales proceeds totaling approximately $2,290,000, resulting in gains totaling $766,913 for financial reporting purposes. These properties were originally acquired in 1987 and had a total cost of approximately $1,973,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for approximately $316,900 in excess of their total original purchase prices. In connection with the sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $71,056 (see Note 8).

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In addition, during November 1999, the Partnership sold its property in Littleton, Colorado to an unrelated third party and received net sales proceeds of $150,000, resulting in a loss of $79,585 for financial reporting purposes. In November 1999, the Partnership reinvested these net sales proceeds in Peoria Joint Venture (see Note 4).

         Some of the leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2000, 1999, and 1998, the Partnership recognized $11,353, $22,307, and $26,279, respectively, of such income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:

                   2001                                                                  1,412,277
                   2002                                                                  1,248,098
                   2003                                                                  1,046,969
                   2004                                                                  1,018,354
                   2005                                                                    948,714
                   Thereafter                                                            2,494,563
                                                                                   ----------------

                                                                                        $8,168,975
                                                                                   ================



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

4.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has a 50 percent, 49 percent, and 64 percent interest in the profits and losses of Kirkman Road Joint Venture, Holland Joint Venture and Show Low Joint Venture, respectively. The remaining interests in Holland Joint Venture and Show Low Joint Venture are held by affiliates of the general partners. The Partnership also has a 33.87%, a 57.91%, a 47 percent, and a 37.01% interest in properties in Arvada, Colorado; Mesa, Arizona; Smithfield, North Carolina; and Vancouver, Washington, respectively,

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         with affiliates of the general partners, as tenants-in-common. Amounts relating to these investments are included in investment in joint ventures.

         In January 1998, the Partnership used the net sales proceeds from the sales of the properties in Jacksonville, Florida and Mathis, Texas, to acquire a 39.39% and a 13.38% interest in a property in Overland Park, Kansas, and a property in Memphis, Tennessee, respectively, as tenants-in-common with affiliates of the general partners.

         In November 1999, the Partnership entered into a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund X, Ltd., a Florida limited partnership and affiliate of the general partners, to purchase and hold one restaurant property. As of December 31, 2000, the Partnership had contributed approximately $762,200 to the joint venture and owned a 48 percent interest in the profits and losses of the joint venture.

         Kirkman Road Joint Venture, Holland Joint Venture, Show Low Joint Venture, Peoria Joint Venture and the Partnership and affiliates, as tenants-in-common in six separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurant. The following presents the combined, condensed financial information for the joint ventures and the six properties held as tenants-in-common with affiliates at December 31:


                                                                               2000                 1999
                                                                          ----------------     ---------------

                  Land and buildings on operating     leases, less
                  accumulated depreciation                                    $ 8,506,040          $8,691,580
                  Net investment in direct financing leases                     3,216,756           3,236,337
                  Cash                                                             41,285              29,599
                  Receivables                                                          37              24,059
                  Prepaid Expenses                                                  1,485               1,684
                  Accrued rental income                                           377,319             303,403
                  Liabilities                                                      30,706              33,889
                  Partners' capital                                            12,112,216          12,252,773
                  Revenues                                                      1,313,152           1,272,883
                  Net income                                                    1,102,214           1,072,398



                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The Partnership recognized income totaling $443,567, $440,215 and $431,974 for the years ended December 31, 2000, 1999, 1998, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates of the general partners.

5.       Receivables:
         -----------

         In March 1996, the Partnership accepted a promissory note from the former tenant of the property in Gainesville, Texas, in the amount of $96,502, representing past due rental and other amounts, which had been included in receivables and for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $2,156, including interest at a rate of 11 percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership established an allowance for doubtful accounts and is recognizing income as collected. As of December 31, 2000 and 1999, the balance of the allowance for doubtful accounts was $61,262 and $58,696, respectively, including accrued interest of $9,702 and $7,136, respectively, representing the uncollected amounts under this promissory note.

6.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, generally net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


6.       Allocations and Distributions - Continued:
         -----------------------------------------

         partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first on a pro rata basis to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership declared distributions to the limited partners of $4,397,916, $2,062,516, and $3,294,507, respectively. Distributions for the year ended December 31, 1998, included $1,232,003 as a result of the distribution of net sales proceeds from the 1997 sales of properties in Avon Park, Florida and Farmington Hills, Michigan. This amount was applied toward the limited partners cumulative 10% Preferred Return.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


6.       Allocations and Distributions - Continued:
         -----------------------------------------

         Distributions for the year ended December 31, 2000, included $2,500,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of several properties. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $1,407,878 was applied toward the limited partners' 10% Preferred Return and the balance of $1,092,122 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the properties in 1997 and 2000, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing the quarters ended March 31, 1998 and September 30, 2000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2000             1999              1998
                                                                --------------   --------------   ---------------

          Net income for financial reporting purposes             $ 2,275,569      $ 1,699,378       $ 1,733,739

          Depreciation for financial reporting purposes in
               excess of depreciation for tax reporting
               purposes                                                15,756           16,973            17,510

          Gain on sale of assets for financial reporting
               purposes less than (in excess of) gain for
               tax reporting purposes                                 (27,863 )         (9,342 )         335,644

          Equity in earnings of joint ventures for tax reporting purposes less than equity in earnings of joint ventures for financial reporting purposes (20,354 ) (35,096 )
               (32,934 )

          Capitalization (deduction) of transaction costs
               for tax reporting purposes                            (144,538 )        128,330            16,208

          Allowance for doubtful accounts                              67,603           23,255           (27,819 )

          Accrued rental income                                       (11,353 )        (22,307 )         (26,279 )

          Rents paid in advance                                       (11,996 )         (4,927 )          18,112

          Provision for contamination expenses                         75,000               --                --
                                                                --------------   --------------   ---------------

          Net income for federal income tax purposes              $ 2,217,824                $       $ 2,034,181
                                                                                     1,796,264
                                                                ==============   ==============   ===============



8.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Related Party Transactions- Continued:
         -------------------------------------

         American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures and the properties held as tenants-in-common with affiliates or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold no property management fees were incurred during the years ended December 31, 2000, 1999 and 1998.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the year ended December 31, 1998, the Partnership incurred $45,150 in deferred, subordinated, real estate disposition fees as a result of the 1997 sales of properties in Avon Park, Florida and Farmington Hills, Michigan. No deferred, subordinated, real estate disposition fees were incurred for the year ended December 31, 1999. During the year ended December 31, 2000, the Partnership incurred $71,056 in deferred, subordinated, real estate disposition fees as a result of the 2000 sales of four properties.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Related Party Transactions- Continued:
         -------------------------------------

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $82,134, $97,053, and $86,009 for the years ended December 31, 2000, 1999, and 1998, respectively, for such services.

         The due to related parties consisted of the following at December 31:


                                                                          2000                 1999
                                                                    -----------------    ------------------

                Due to Advisor and its affiliates:
                     Expenditures incurred on behalf
                         of the Partnership, including
                         accounting and administrative
                         services                                              3,451                60,504
                     Deferred, subordinated real
                         estate disposition fee                              116,206                45,150
                                                                    -----------------    ------------------

                                                                           $ 119,657            $  105,654
                                                                    =================    ==================



9.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and mortgage interest income from individual lessees, each representing more than ten percent of the Partnerships' total rental income (including the Partnership's share of rental income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:


                                                                     2000               1999               1998
                                                                 --------------     --------------    ---------------

           Golden Corral Corporation                                  $413,941           $424,944           $485,839
           Restaurant Management Services, Inc.                            N/A            253,628            252,292


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Concentration of Credit Risk - Continued:
         ----------------------------------------

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

                                                                     2000               1999               1998
                                                                 --------------     --------------    ----------------

          Golden Corral Family
               Steakhouse Restaurants                                 $413,941           $424,944            $485,839
          Popeyes Famous Fried
               Chicken Restaurants                                         N/A            253,628             252,292



         The information denoted by N/A indicates that for each period presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental and mortgage interest income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

10.      Commitments and Contingencies:
         -----------------------------

         In connection with the proposed sale of the property in Ocala, Florida, underground petroleum contamination was discovered during the due diligence phase. As a result of the discovery of the contamination, the sales contract was terminated. The Partnership applied to a state funded clean-up program and received notification it was eligible and accepted into the program. Under the state funded clean-up program, the Partnership will be responsible for 25 percent of the actual clean-up costs and will receive assistance for the remaining 75 percent of the costs. The Partnership anticipates that future clean-up costs will be approximately $300,000 and as of December 31, 2000, had recorded 25 percent, or $75,000, of the estimated clean-up costs in general operating and administrative expenses. The clean-up process is expected to commence in early 2001 and to be completed approximately three years afterwards.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


11.      Selected Quarterly Financial Data:
------------------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2000 and 1999.


              2000 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $571,376         $525,788          $499,591          $512,347       $ 2,109,102
         Net income                        385,547          623,535           866,464           400,023         2,275,569
         Net income per
             limited partner
             unit                             7.63            12.37             17.18              8.33             45.51

              1999 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $541,111         $567,167          $559,891          $576,220       $ 2,244,389
         Net income                        563,623          391,224           316,887           427,644         1,699,378
         Net income per
             limited partner
             unit                            11.19             7.75              6.29              8.47             33.69



(1)      Revenues include equity in earnings of joint ventures.

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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for
Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

         Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(A) Beneficial Ownership Reporting Compliance

         Each of James M. Seneff, Jr. and Robert A. Bourne untimely filed one Form 4 relating to one transaction during the year ended December 31, 2000.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.



                    Title of Class                           Name of Partner                 Percent of Class
                    --------------                           ---------------                 ----------------

           General Partnership Interests                James M. Seneff, Jr.                           45%
                                                        Robert A. Bourne                               45%
                                                        CNL Realty Corporation                         10%
                                                                                                   --------
                                                                                                      100%
                                                                                                   ========


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2000
----------------------------------     --------------------------------------      ------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting                and
operating expenses                     the  lower of cost or 90  percent  of       administra-tive     services:
                                       the   prevailing    rate   at   which       $82,134
                                       comparable  services  could have been
                                       obtained   in  the  same   geographic
                                       area.  If  the  General  Partners  or
                                       their  affiliates  loan  funds to the
                                       Partnership,  the General Partners or
                                       their  affiliates  will be reimbursed
                                       for the  interest and fees charged to
                                       them by the unaffiliated  lenders for
                                       such   loans.   Affiliates   of   the
                                       General  Partners  from  time to time
                                       incur certain  operating  expenses on
                                       behalf of the  Partnership  for which
                                       the   Partnership    reimburses   the
                                       affiliates without interest.

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






                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $71,056
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount  equal  to the  lesser  of (i)
                                       one-half of a competitive real
                                       estate commission, or (ii) three
                                       percent of the sales price of such
                                       Property or Properties. Payment of
                                       such  fee   shall  be  made  only  if
                                       affiliates of the General Partners
                                        provide a substantial amount of
                                       services in connection with the sale
                                       of a Property or Properties and
                                       shall be subordinated to certain
                                       minimum returns to the Limited
                                       Partners.  However,  if the net sales
                                       are reinvested in a replacement
                                       Property,   no   such   real   estate
                                       disposition fee will be incurred
                                       until such replacement Property is
                                       sold and the net sales  proceeds  are
                                       distributed.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to   one   percent   of   Partnership
Partnership net cash flow              distributions   of  net  cash   flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  five   percent   of   Partnership
Partnership  net sales  proceeds       distributions   of  such  net   sales
from  a  sale  or  sales  not in       proceeds,   subordinated  to  certain
liquidation of the Partnership         minimum   returns   to  the   Limited
                                       Partners.





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

General   Partners'   share   of       Distributions  of net sales  proceeds       $-0-
Partnership  net sales  proceeds       from   a    sale    or    sales    of
from  a   sale   or   sales   in       substantially      all     of     the
liquidation of the Partnership         Partnership's    assets    will    be
                                       distributed in the following order
                                       or priority: (i) first, to pay all
                                       debts   and    liabilities   of   the
                                       Partnership    and    to    establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation  of net income,  net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient
                                       to reduce such balances to zero; and
                                      (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General Partners.



                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                  Statements of Income for the years ended December 31, 2000, 1999, and 1998

                  Statements of Partners' Capital for the years ended December 31, 2000, 1999, and 1998

                  Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying  Accounts for the years ended December 31, 2000, 1999, and 1998

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 2000

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

                (b) The Registrant filed no reports on Form 8-K during the period from October 1, 2000 through December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2001.



                             CNL INCOME FUND II, LTD.

                             By:      CNL REALTY CORPORATION
                                      General Partner

                                      /s/ Robert A. Bourne
                                      -----------------------------------
                                      ROBERT A. BOURNE, President


                             By:      ROBERT A. BOURNE
                                      General Partner

                                      /s/ Robert A. Bourne
                                      -----------------------------------
                                      ROBERT A. BOURNE


                             By:      JAMES M. SENEFF, JR.
                                      General Partner

                                      /s/ James M. Seneff, Jr.
                                      -----------------------------------
                                      JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 29, 2001
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 29, 2001
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999, and 1998



                                                     Additions                           Deductions
                                          ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------

----------

----------
  1998        Allowance for
                  doubtful
                  accounts (a)        $  83,254          $    --          $     70 (b)    $   7,205 (c)     $ 20,684      $ 55,435
----------                        ==============  ===============  ================    =============     ============  ============

----------
  1999        Allowance for
                  doubtful
                  accounts (a)        $  55,435          $    --        $   25,411 (b)       $   --         $  2,156      $ 78,690
----------                        ==============  ===============  ================    =============     ============  ============

----------
  2000        Allowance for
                  doubtful
                  accounts (a)        $  78,690       $   10,963        $   69,815 (b)       $   --         $ 13,175     $ 146,293
----------                        ==============  ===============  ================    =============     ============  ============




(a)    Deducted from receivables on the balance sheet.

(b)    Reduction of rental and other income.

(c)    Amounts written off as uncollectible.



                                                                                              Costs Capitalized
                                                                                              Subsequent to
                                                             Initial Cost                     Acquisition
                                                   -----------------------------      -------------------------
                                     Encum-                         Buildings and      Improve-        Carrying
                                    brances           Land           Improvements       ments           Costs
                                   -----------     ------------     ------------      -----------      --------
Properties the Partnership
   has Invested in:

     Burger King Restaurant:
       San Antonio, Texas              -              $373,095         $384,458                -             -

     Checkers Drive-In Restaurants:
       Fayetteville, Georgia           -               338,735                -                -             -
       Atlanta, Georgia                -               317,128                -                -             -

     Denny's Restaurants:
       Casper, Wyoming                 -               184,285          415,181                -             -
       Rock Springs, Wyoming           -               217,448          488,991                -             -

     Golden Corral Family
       Steakhouse Restaurants:
           Tomball, Texas              -               311,019          529,759           22,330             -
           Pineville, Louisiana (e)    -               187,961          503,435                -             -
           Hueytown, Alabama           -               258,084          513,853                -             -
           Nederland, Texas            -               327,473          520,701                -             -

     Jack in the Box Restaurant:
       Lubbock, Texas                  -               229,198          408,702                -             -

     KFC Restaurants:                  -
       Eagan, Minnesota                -               202,084          370,247           31,976             -
       Bay City, Texas                                 162,783                -          305,154             -

     Lonestar Steakhouse &
       Saloon Restaurant:
           Sterling Heights, Michigan (-)              430,281                -          648,736             -

     Pizza Hut Restaurants:
       Clayton, New Mexico             -                54,093          200,141                -             -
       Santa Rosa, New Mexico          -                75,963          168,204                -             -
       Childress, Texas                -                71,512          145,191                -             -
       Coleman, Texas                  -                70,208          141,004                -             -

     Ponderosa Steakhouse Restaurant:
       Scottsburg, Indiana             -               208,781                -          518,884             -

     Popeyes Famous Fried
       Chicken Restaurants:
           Ocala, Florida              -               218,677          274,992                -             -

     Wendy's Old Fashioned
       Hamburger Restaurants:
           Gainesville, Texas          -               166,302          449,914                -             -
           Vail, Colorado              -               782,609                -          550,346             -

     Other:
       Oxford, Alabama (g)             -               152,567          355,990                -             -
       Lombard, Illinois (i)           -                85,517           96,205           40,633             -
                                                   ------------     ------------      -----------      --------

                                                    $5,425,803       $5,966,968       $2,118,059             -
                                                   ============     ============      ===========      ========

Property of Joint  Venture  in Which
   the   Partnership   has   a   50%
   Interest   and  has  Invested  in
   Under an Operating Lease:

     Pizza Hut Restaurant:
       Orlando, Florida                -              $330,568         $220,588                -             -
                                                   ============     ============      ===========      ========

Property of Joint  Venture  in Which
   the   Partnership   has   a   49%
   Interest   and  has  Invested  in
   Under an Operating Lease:

     Denny's Restaurant:
       Holland, Michigan               -              $295,987                -         $780,451             -
                                                   ============     ============      ===========      ========

Property of Joint  Venture  in Which
   the   Partnership   has   a   64%
   Interest   and  has  Invested  in
   Under an Operating Lease:

     Darryl's Restaurant:
       Greensboro, North Carolina      -              $261,013                -                -             -
                                                   ============     ============      ===========      ========

Property in Which the Partnership
   has a 33.87% Interest as Tenants-
   In-Common and has Invested
   in Under an Operating Lease

     Arby's Restaurant:
       Arvada, Colorado (m)            -              $260,439         $545,126                -             -
                                                   ============     ============      ===========      ========

Property  in Which  the  Partnership
   has a 57.91% Interest as Tenants-
   in-Common  and  has  Invested  in
   Under an Operating Lease:

     Boston Market Restaurant:
       Mesa, Arizona (l)               -              $440,843         $650,622                -             -
                                                   ============     ============      ===========      ========

Property  in Which  the  Partnership
   has a 47% Interest as Tenants- In
   Common and has  Invested in Under
   an Operating Lease:

     Golden Corral Restaurant:
       Smithfield, North Carolina      -              $264,272       $1,155,018                -             -
                                                   ============     ============      ===========      ========

Property  in Which  the  Partnership
   has a 37.01% Interest as Tenants-
   in  Common  and has  Invested  in
   Under an Operating Lease:

     Chevy's Fresh Mex Restaurant:
       Vancouver, Washington           -              $875,659       $1,389,366                -             -
                                                   ============     ============      ===========      ========

Property  in Which  the  Partnership
   has a 13.38% Interest as Tenants-
   In-Common  and  has  Invested  in
   Under an Operating Lease:

     IHOP Restaurant
       Memphis, Tennessee              -              $678,890         $825,076                -             -
                                                   ============     ============      ===========      ========

Property of Joint  Venture  in Which
     the   Partnership   has  a  48%
     Interest  and has  Invested  in
     Under an Operating Lease:

       IHOP Restaurant:
          Peoria, Arizona              -              $466,183                -                -             -
                                                   ============     ============      ===========      ========

Property of Joint Venture in
   Which the Parnership has a
   64% Interest has Invested in
   Under a Direct Financing Lease:

       Darryl's Restaurant:
           Greensboro, North Carolina  -                     -                -         $521,400             -
                                                   ============     ============      ===========      ========

Property inWhich the Partnership has
   a  39.39%  Interest  as  Tenants-
   In-Common  and  has  Invested  in
   Under a Direct Financing Lease:

       IHOP Restaurant
          Overland Park, Kansas        -              $335,374       $1,273,134                -             -
                                                   ============     ============      ===========      ========

Property of Joint  Venture  in which
   the   Partnership   has   a   48%
   Interest   and  has  Invested  in
   Under a Direct Financing Lease:

       IHOP Restaurant:
          Peoria, Arizona              -                     -       $1,121,633                -             -
                                                   ============     ============      ===========      ========


                         Gross Amount at Which                                                           Life on Which
                         Carried at Close of Period (c)                                                  Depreciation in
       ------------------------------------------------                        Date                      Latest Income
                         Buildings and                       Accumulated       of Con-      Date         Statement is
          Land           Improvements         Total          Depreciation      struction   Acquired      Computed
       ------------      ------------      ------------      -----------       -------     -------       ------------




          $373,095          $384,458          $757,553         $173,006         1987       07/87             (b)


           338,735                 -           338,735               (d)         -         12/94             (d)
           317,128                 -           317,128               (d)         -         12/94             (d)


           184,285           415,181           599,466          184,525         1983       09/87             (b)
           217,448           488,991           706,439          217,329         1983       09/87             (b)



           311,019           552,089           863,108          250,294         1987       05/87             (b)
           187,961           503,435           691,396          227,944         1987       06/87             (b)
           258,084           513,853           771,937          232,661         1987       06/87             (b)
           327,473           520,701           848,174          232,869         1987       08/87             (b)


           229,198           408,702           637,900          101,261         1993       07/93             (b)


           202,084           402,223           604,307          177,649         1987       10/87             (b)
           162,783           305,154           467,937          133,081         1987       12/87             (b)



           430,281           648,736         1,079,017          277,515         1988       08/87             (b)


            54,093           200,141           254,234           89,508         1986       08/87             (b)
            75,963           168,204           244,167           75,224         1986       08/87             (b)
            71,512           145,191           216,703           64,933         1974       08/87             (b)
            70,208           141,004           211,212           61,493         1977       12/87             (b)


           208,781           518,884           727,665          221,967         1988       10/87             (b)



           218,677           274,991           493,669          127,565         1987       02/87             (b)



           166,302           449,914           616,216          202,460         1986       07/87             (b)
           782,609           550,346         1,332,955          246,127         1987       08/87             (b)


           152,567           355,990           508,557          152,773         1987       02/88             (b)
            85,517           136,838           222,355           50,453         1973       10/87             (b)
       ------------      ------------      ------------      -----------

        $5,425,803        $8,085,026       $13,510,830       $3,500,637
       ============      ============      ============      ===========







          $330,568          $220,588          $551,156          $97,120         1987       10/87             (b)
       ============      ============      ============      ===========







          $295,987          $780,451        $1,076,438         $316,516         1988       10/87             (b)
       ============      ============      ============      ===========







          $261,013                (k)         $261,013                -         1987       07/87             (j)
       ============                        ============      ===========







          $260,439          $545,126          $805,565         $114,053         1994       09/94             (b)
       ============      ============      ============      ===========







          $440,843          $650,622        $1,091,465          $69,212         1997       10/97             (b)
       ============      ============      ============      ===========







          $264,272        $1,155,018        $1,419,290         $116,451         1996       12/97             (b)
       ============      ============      ============      ===========







          $875,659        $1,389,366        $2,265,025         $139,061         1994       12/97             (b)
       ============      ============      ============      ===========







          $678,890          $825,076        $1,503,966          $81,647         1997       01/98             (b)
       ============      ============      ============      ===========







          $466,183                (k)         $466,183                -         1998       11/99             (j)
       ============                        ============      ===========







                 -                (k)               (k)              (j)        1974       06/97             (j)
       ============







                 -                (k)               (k)              (j)        1997       01/98             (j)
       ============







                 -                (k)               (k)              (j)        1998       11/99             (j)
       ============




                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000


   (a) Transactions in real estate and accumulated depreciation during 2000, 1999 and 1998, are summarized as follows:


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 1997                                 $ 16,466,663        $  3,302,095
                 Depreciation expense                                                 --             329,264
                                                                         ----------------   -------------------

                 Balance, December 31, 1998                                   16,466,663           3,631,359
                 Dispositions                                                   (901,782 )          (187,294 )
                 Depreciation expense                                                 --             323,404
                                                                         ----------------   -------------------

                 Balance, December 31, 1999                                   15,564,881           3,767,469
                 Addition                                                         34,166                  --
                 Dispositions                                                 (2,088,217 )          (565,157 )
                 Depreciation expense                                                 --             298,325
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $ 13,510,830        $  3,500,637
                                                                         ================   =================

            Property of Joint Venture in Which the
              Partnership  has a 50%  Interest and
              has  Invested in Under an  Operating
              Lease:

                 Balance, December 1997                                      $   551,156         $    75,062
                 Depreciation expense                                                 --               7,353
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                      551,156              82,415
                 Depreciation expense                                                 --               7,353
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      551,156              89,768
                 Depreciation expense                                                 --               7,352
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                  $   551,156         $    97,120
                                                                         ================   =================


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000



                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------

          Property of Joint Venture in Which the Partnership has a 49%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1997                                 $  1,076,438         $   238,471
                 Depreciation expense                                                 --              26,015
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                    1,076,438             264,486
                 Depreciation expense                                                 --              26,015
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,076,438             290,501
                 Depreciation expense                                                 --              26,015
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $  1,076,438         $   316,516
                                                                         ================   =================

            Property of Joint Venture in Which the  Partnership  has a
              64%  Interest  and has  Invested  in Under an  Operating
              Lease:

                 Balance, December 31, 1997                                  $   261,013            $     --
                 Depreciation expense                                                 --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                      261,013                  --
                 Depreciation expense                                                 --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      261,013                  --
                 Depreciation expense                                                 --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                  $   261,013            $     --
                                                                         ================   =================


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------

            Property in Which the  Partnership has a 33.87% Interest as
              Tenants-in-Common  and has Invested in Under an Operating
              Lease:

                 Balance, December 31, 1997                                  $   805,565         $    59,541
                 Depreciation expense                                                 --              18,171
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                      805,565              77,712
                 Depreciation expense                                                 --              18,171
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      805,565              95,883
                 Depreciation expense                                                 --              18,170
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                  $   805,565         $   114,053
                                                                         ================   =================


            Property in Which the  Partnership has a 57.91% Interest as
              Tenants-in-Common  and had Invested in Under an Operating
              Lease:

                 Balance, December 31, 1997                                 $  1,091,465          $    4,021
                 Depreciation expense                                                 --              21,815
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                    1,091,465              25,836
                 Depreciation expense                                                 --              21,688
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,091,465              47,524
                 Depreciation expense                                                 --              21,688
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $  1,091,465         $    69,212
                                                                         ================   =================


                        CNL INCOME FUND II, LTD.
                    (A Florida Limited Partnership)

          NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                        DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ----------------

            Property  in Which  the  Partnership  has 47%  Interest  as
              Tenants-in-Common  and had Invested in Under an Operating
              Lease:

                 Balance, December 31, 1997                                  $  1,419,290           $     949
                 Depreciation expense                                                  --              38,501
                                                                          ----------------    ----------------

                 Balance, December 31, 1998                                     1,419,290              39,450
                 Depreciation expense                                                  --              38,501
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                     1,419,290              77,951
                 Depreciation expense                                                  --              38,500
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                  $  1,419,290         $   116,451
                                                                          ================    ================

            Property in Which the  Partnership has a 37.01% Interest as
              Tenants-in-Common  and had Invested in Under an Operating
              Lease:

                 Balance, December 31, 1997                                  $  2,265,025           $     127
                 Depreciation expense                                                  --              46,310
                                                                          ----------------    ----------------

                 Balance, December 31, 1998                                     2,265,025              46,437
                 Depreciation expense                                                  --              46,312
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                     2,265,025              92,749
                 Depreciation expense                                                  --              46,312
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                  $  2,265,025         $   139,061
                                                                          ================    ================

            Property in Which the  Partnership has a 13.38% Interest as
              Tenants-in-Common  and had Invested in Under an Operating
              Lease:

                 Balance, December 31, 1998                                  $  1,503,966         $    26,642
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                     1,503,966              54,145
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                  $  1,503,966         $    81,648
                                                                          ================    ================

                        CNL INCOME FUND II, LTD.
                    (A Florida Limited Partnership)

          NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                        DEPRECIATION - CONTINUED

                           December 31, 2000

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------

            Property of Joint  Venture in Which the  Partnership  has a
              48% Interest and has Invested in Under a Operating Lease:

                 Balance, December 31, 1998                                     $     --            $     --
                 Acquisitions                                                    466,183                  --
                 Depreciation expense (j)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      466,183                  --
                 Depreciation expense (j)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                  $   466,183            $     --
                                                                         ================   =================



(b)      Depreciation   expense   is   computed   for   buildings   and
         improvements based upon estimated lives of 30 years.

(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and the joint ventures (including the Properties held as tenants-in-common) for federal income tax purposes was $13,464,425 and $12,468,506, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(h) The restaurant in Lombard, Illinois, was converted from a Taco Bell restaurant to a Great Clips hair salon in 1996.

(i) For financial reporting purposes, the portion of the lease relating to the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(j) For financial reporting purposes, certain components of the lease relating to the land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

                        CNL INCOME FUND II, LTD.
                    (A Florida Limited Partnership)

          NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                        DEPRECIATION - CONTINUED

                           December 31, 2000


(k) During the year ended December 31, 1997, the Partnership and an affiliate as tenants-in-common, purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $1,091,465.

(l) The Property was converted from a Kenny Rogers Roasters restaurant to an Arby's Restaurant during 1996.

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