Form 10-Q
period 2001-03-31
CNL INCOME FUND II LTD
filed 2001-05-14
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-16824
                     --------------------------------------


                            CNL Income Fund II, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                    59-2733859
----------------------------------------------- --------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


               450 South Orange Avenue
                  Orlando, Florida                                 32801
----------------------------------------------- --------------------------------
      (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                           (407) 540-2000
                                                --------------------------------


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




                                                                           Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                               1

                      Condensed Statements of Income                         2

                      Condensed Statements of Partners' Capital              3

                      Condensed Statements of Cash Flows                     4

                      Notes to Condensed Financial Statements              5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  8-11

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                            11

Part II.

     Other Information                                                    12-13

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             March 31,               December 31,
                                                                               2001                      2000
                                                                         ------------------       -------------------
                             ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance for loss
    on assets                                                                  $ 9,797,823              $ 10,010,193
Investment in joint ventures                                                     5,011,491                 5,014,272
Cash and cash equivalents                                                          473,977                   492,503
Receivables, less allowance for doubtful accounts
    of $199,808 and $146,293, respectively                                          80,498                    95,808
Due from related parties                                                             5,216                     8,542
Prepaid expenses                                                                     2,556                     2,145
Lease costs, less accumulated amortization of
    $13,950 and $13,821, respectively                                                2,361                     2,490
Accrued rental income                                                              206,518                   208,042
                                                                         ------------------       -------------------

                                                                              $ 15,580,440              $ 15,833,995
                                                                         ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                           $  119,561                $  100,768
Escrowed real estate taxes payable                                                   5,503                     4,358
Distributions payable                                                              433,329                   433,329
Due to related parties                                                             168,702                   119,657
Rents paid in advance and deposits                                                  24,873                    20,487
                                                                         ------------------       -------------------
    Total liabilities                                                              751,968                   678,599

Commitments and Contingencies (Note 4)

Partners' capital                                                               14,828,472                15,155,396
                                                                         ------------------       -------------------

                                                                              $ 15,580,440              $ 15,833,995
                                                                         ==================       ===================

See accompanying notes to condensed financial statements.




                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2001                2000
                                                                              ----------------     --------------
 Revenues:
     Rental income from operating leases                                           $  339,837          $ 418,340
     Interest and other income                                                         15,239             25,963
                                                                              ----------------     --------------
                                                                                      355,076            444,303
                                                                              ----------------     --------------

 Expenses:
     General operating and administrative                                              84,230             47,539
     Bad debt expense                                                                  20,037                 --
     Professional services                                                             17,126             12,104
     Real estate taxes                                                                  4,173                 --
     State and other taxes                                                             17,573             14,422
     Depreciation and amortization                                                     66,964             78,480
     Transaction costs                                                                     --             33,284
                                                                              ----------------     --------------
                                                                                      210,103            185,829
                                                                              ----------------     --------------

 Income Before Equity in Earnings of
     Joint Ventures and Provision for Loss on Assets                                  144,973            258,474

 Equity in Earnings of Joint Ventures                                                 106,967            127,073

 Provision for Loss on Assets                                                        (145,535 )               --
                                                                              ----------------     --------------

 Net Income                                                                        $  106,405          $ 385,547
                                                                              ================     ==============

 Allocation of Net Income:
     General partners                                                                 $    --             $   --
     Limited partners                                                                 106,405            385,547
                                                                              ----------------     --------------

                                                                                   $  106,405          $ 385,547
                                                                              ================     ==============

 Net Income Per Limited Partner Unit                                                $    2.13           $   7.71
                                                                              ================     ==============

 Weighted Average Number of Limited Partner
     Units Outstanding                                                                 50,000             50,000
                                                                              ================     ==============


See accompanying notes to condensed financial statements.


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended            Year Ended
                                                                               March 31,             December 31,
                                                                                  2001                   2000
                                                                           --------------------    ------------------

General partners:
    Beginning balance                                                             $   405,788             $  405,788
    Net income                                                                             --                     --
                                                                           --------------------    ------------------
                                                                                      405,788                405,788
                                                                           --------------------    ------------------

Limited partners:
    Beginning balance                                                            $ 14,749,608           $ 16,871,955
    Net income                                                                        106,405              2,275,569
    Distributions ($8.67 and $87.96 per
       limited partner unit, respectively)                                           (433,329  )          (4,397,916 )
                                                                           --------------------    ------------------
                                                                                   14,422,684             14,749,608
                                                                           --------------------    ------------------

Total partners' capital                                                          $ 14,828,472           $ 15,155,396
                                                                           ====================    ==================


See accompanying notes to condensed financial statements.



                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                       2001               2000
                                                                                   --------------     --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                          $ 414,803          $ 432,849
                                                                                   --------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                                (433,329 )         (515,629 )
                                                                                   --------------     --------------
              Net cash used in financing activities                                     (433,329 )         (515,629 )
                                                                                   --------------     --------------

Net Decrease in Cash and Cash Equivalents                                                (18,526 )          (82,780 )

Cash and Cash Equivalents at Beginning of Quarter                                        492,503            904,715
                                                                                   --------------     --------------

Cash and Cash Equivalents at End of Quarter                                            $ 473,977          $ 821,935
                                                                                   ==============     ==============

Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of quarter                             $ 433,329          $ 515,629
                                                                                   ==============     ==============


See accompanying notes to condensed financial statements.





                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 2000.

2.   Reclassification:
     ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.   Land and Buildings on Operating Leases:
     --------------------------------------

         Land and buildings on operating leases consisted of the following at:


                                                                   March 31, 2001       December 31, 2000
                                                                 --------------------   -------------------

               Land                                                    $  5,425,803           $ 5,425,803
               Buildings                                                  8,085,027             8,085,027
                                                                 --------------------   -------------------
                                                                         13,510,830            13,510,830
               Less accumulated depreciation                             (3,567,472  )         (3,500,637  )
                                                                 --------------------   -------------------
                                                                          9,943,358            10,010,193
               Less allowance for loss on assets                           (145,535  )                 --
                                                                 --------------------   -------------------


                                                                       $  9,797,823          $ 10,010,193
                                                                 ====================   ===================


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

         At March 31, 2001, the Partnership recorded a provision for loss on assets in the amount of $145,535 for financial reporting purposes relating to the Denny's property in Rock Springs, Wyoming. The tenant vacated this property and ceased restaurant operations. The allowance represented the difference between the carrying value of the property at March 31, 2001 and the current estimate of net realizable value for this property.

4.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                                   2001               2000
                                                               --------------    ---------------

         Golden Corral Corporation                                  $100,884           $101,456
         Restaurant Management Services, Inc.                            N/A             57,110



         In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                                              2001               2000
                                                                          --------------    ---------------

                   Golden Corral Family Steakhouse
                        Restaurants                                            $100,884           $101,456
                   Wendy's Old Fashioned Hamburger
                        Restaurants                                              53,293                N/A
                   Popeyes Famous Fried Chicken
                        Restaurants                                                 N/A             57,110



         The information denoted by N/A indicates that for each period presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental income.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


4.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

5.       Commitments and Contingencies:
         -----------------------------

         During 2000, in connection with the proposed sale of the property in Ocala, Florida, underground petroleum contamination was discovered during the due diligence phase. As a result of the discovery of the contamination, the sales contract was terminated. The Partnership applied to a state funded clean-up program and received notification it was eligible and accepted into the program. Under the state funded clean-up program, the Partnership would be responsible for 25 percent of the actual clean-up costs and would receive assistance for the remaining 75 percent of the costs. The Partnership anticipated that total clean-up costs would be approximately $300,000 and has accrued 25 percent, or $75,000, of the estimated clean-up costs in general operating and administrative expenses. The clean-up process is expected to commence in early 2001 and to be completed approximately three years afterwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 33 Properties, which included interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $414,803 and $432,849 for the quarters ended March 31, 2001 and 2000, respectively. The decrease in cash from operations for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily a result of changes in the Partnership's working capital and changes in income and expenses, as described in "Results of Operations" below.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $473,977 invested in such short-term investments, as compared to $492,503 at December 31, 2000. The funds remaining at March 31, 2001 will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $433,329 and $515,629 for the quarters ended March 31, 2001 and 2000, respectively. This represents distributions of $8.67 and $10.31 per unit, respectively. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $751,968 at March 31, 2001 from $678,599 at December 31, 2000, primarily as a result of an increase in the amounts due to related parties at March 31, 2001, as compared to December 31, 2000. Total liabilities at March 31, 2001, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' capital contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2000, the Partnership owned and leased 27 wholly owned Properties (which included four Properties sold in 2000) to operators of fast-food and family-style restaurant chains. During the quarter ended March 31, 2001, the Partnership owned and leased 23 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $339,837 and $418,340, respectively, in rental income from these Properties. Rental income decreased during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, by approximately $60,000 primarily as a result of the sale of four Properties in 2000. Rental income earned from wholly owned Properties is expected to remain at reduced amounts as a result of the Partnership distributing the net sales proceeds to the limited partners during 2000. Rental and earned income also decreased during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, as a result of the Partnership increasing the allowance for doubtful accounts by approximately $14,100 for past due rental amounts relating to the Property in Casper, Wyoming, in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         For the quarters ended March 31, 2001 and 2000, the Partnership also owned and leased four Properties indirectly through joint venture arrangements and six Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $106,967 and $127,073, respectively, attributable to net income earned by these joint ventures. The decrease in net income earned by joint ventures during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily due to the fact that in 1998, the tenant of the Property, in Mesa, Arizona, in which the Partnership owns an approximate 58 percent interest, filed for bankruptcy, and during 2000, rejected its lease relating to the Property in Mesa, Arizona. As a result, this tenant discontinued making rental payments on the rejected lease. Rental income will not be recognized for this Property until a replacement tenant is located. Accordingly, the Partnership expects that net income earned by joint ventures will remain at reduced levels until a replacement tenant is located for this Property.

         During the quarter ended March 31, 2001, one of the Partnership's lessees, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum annual rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income. In addition, during the quarter ended March 31, 2001, two restaurant chains, Golden Corral Family Steakhouse Restaurants and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these restaurant chains will each continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of this lessee or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization, were $210,103 and $185,829 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001 was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, operating expenses increased during the quarter ended March 31, 2001, partially as a result of the Partnership recording bad debt expense of approximately $20,000 for past due rental amounts relating to the Property in Rock Springs, Wyoming in accordance with the Partnership's collection policy. The tenant vacated the Property and ceased restaurant operations. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The Partnership expects rental income from operating leases to be at reduced levels until such time as the Partnership is able to re-lease this Property.

         The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000,was partially offset by the fact that during the quarter ended March 31, 2000, the Partnership incurred $33,284 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001.
         At March 31, 2001, the Partnership recorded a provision for loss on assets in the amount of $145,535 for financial reporting purposes relating to the Denny's property in Rock Springs, Wyoming. The tenant vacated this Property and ceased restaurant operations. The allowance represented the difference between the carrying value of the Property at March 31, 2001 and the current estimate of net realizable value for this Property.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.  Inapplicable.
              -----------------

Item 2.       Changes in Securities.  Inapplicable.
              ---------------------

Item 3.       Defaults upon Senior Securities.  Inapplicable.
              -------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.
              ---------------------------------------------------

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

                      (b)     Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2001.


                           CNL INCOME FUND II, LTD.

                           By:         CNL REALTY CORPORATION
                                       General Partner


                           By:         /s/ James M. Seneff, Jr.
                                       ---------------------------------------
                                       JAMES M. SENEFF, JR.
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                           By:         /s/ Robert A. Bourne
                                       ---------------------------------------
                                       ROBERT A. BOURNE
                                       President and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)