Form 10-Q
period 2001-06-30
CNL INCOME FUND II LTD
filed 2001-08-13
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund II, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                    59-2733859
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


               450 South Orange Avenue
                  Orlando, Florida                                  32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                           (407) 540-2000
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




                                                                                                Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                                                   1

                      Condensed Statements of Income                                             2

                      Condensed Statements of Partners' Capital                                  3

                      Condensed Statements of Cash Flows                                         4

                      Notes to Condensed Financial Statements                                  5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                     8-11

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                                               12

Part II.

     Other Information                                                                       13-14





                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             June 30,                December 31,
                                                                               2001                      2000
                                                                         ------------------       -------------------
                             ASSETS

Land and buildings on operating leases, less accumulated depreciation of
    $3,634,308 and $3,500,637 and allowance for loss on assets of
    $145,535 in 2001                                                           $ 9,730,987              $ 10,010,193
Investment in joint ventures                                                     4,995,891                 5,014,272
Cash and cash equivalents                                                          349,233                   492,503
Certificate of deposit                                                              60,038                        --
Receivables, less allowance for doubtful accounts
    of $227,498 and $146,293, respectively                                          40,798                    95,808
Due from related parties                                                             5,216                     8,542
Prepaid expenses                                                                       310                     2,145
Lease costs, less accumulated amortization of
    $14,078 and $13,821, respectively                                                2,233                     2,490
Accrued rental income                                                              205,856                   208,042
                                                                         ------------------       -------------------

                                                                              $ 15,390,562              $ 15,833,995
                                                                         ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                           $   79,339                $  100,768
Escrowed real estate taxes payable                                                   3,055                     4,358
Distributions payable                                                              433,329                   433,329
Due to related parties                                                             165,708                   119,657
Rents paid in advance and deposits                                                  41,390                    20,487
                                                                         ------------------       -------------------
    Total liabilities                                                              722,821                   678,599

Commitments and Contingencies (Note 5)

Partners' capital                                                               14,667,741                15,155,396
                                                                         ------------------       -------------------

                                                                              $ 15,390,562              $ 15,833,995
                                                                         ==================       ===================

See accompanying notes to condensed financial statements.




                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                    Quarter Ended                    Six Months Ended
                                                                      June 30,                           June 30,
                                                                2001             2000             2001             2000
                                                            --------------    ------------    --------------   --------------
Revenues:
    Rental income from operating leases                        $  327,327       $ 422,097        $  667,164       $  840,437
    Interest and other income                                       2,259           1,912            17,498           27,875
                                                            --------------    ------------    --------------   --------------
                                                                  329,586         424,009           684,662          868,312
                                                            --------------    ------------    --------------   --------------

Expenses:
    General operating and administrative                           57,689          45,597           141,919           93,136
    Bad debt expense                                               25,136           7,347            45,173            7,347
    Professional services                                           5,876           1,225            23,002           13,329
    Real estate taxes                                               3,465              --             7,638               --
    State and other taxes                                           2,639              --            20,212           14,422
    Depreciation and amortization                                  66,964          78,109           133,928          156,589
    Transaction costs                                                  --          19,944                --           53,228
                                                            --------------    ------------    --------------   --------------
                                                                  161,769         152,222           371,872          338,051
                                                            --------------    ------------    --------------   --------------

Income Before Equity in Earnings of
    Joint Ventures, Gain on Sale of Assets
    and Provision for Loss on Assets                              167,817         271,787           312,790          530,261

Equity in Earnings of Joint Ventures                              104,781         101,779           211,748          228,852

Gain on Sale of Assets                                                 --         249,969                --          249,969

Provision for Loss on Assets                                           --              --          (145,535 )             --
                                                            --------------    ------------    --------------   --------------

Net Income                                                     $  272,598       $ 623,535        $  379,003     $ 1,009,082
                                                            ==============    ============    ==============   ==============

Allocation of Net Income:
    General partners                                              $    --          $   --           $    --          $    --
    Limited partners                                              272,598         623,535           379,003       1,009,082
                                                            --------------    ------------    --------------   --------------

                                                               $  272,598       $ 623,535        $  379,003     $ 1,009,082
                                                            ==============    ============    ==============   ==============

Net Income Per Limited Partner Unit                             $    5.45        $  12.47         $    7.58           $20.18
                                                            ==============    ============    ==============   ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                              50,000          50,000            50,000           50,000
                                                            ==============    ============    ==============   ==============

See accompanying notes to condensed financial statements.




                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                      Six Months Ended              Year Ended
                                                                          June 30,                 December 31,
                                                                            2001                       2000
                                                                   -------------------------    --------------------

General partners:
    Beginning balance                                                        $     405,788               $  405,788
    Net income                                                                          --                       --
                                                                   -------------------------    --------------------
                                                                                   405,788                  405,788
                                                                   -------------------------    --------------------

Limited partners:
    Beginning balance                                                           14,749,608               16,871,955
    Net income                                                                     379,003                2,275,569
    Distributions ($17.33 and $87.96 per
       limited partner unit, respectively)                                        (866,658  )            (4,397,916 )
                                                                   -------------------------    --------------------
                                                                                14,261,953               14,749,608
                                                                   -------------------------    --------------------

Total partners' capital                                                    $    14,667,741             $ 15,155,396
                                                                   =========================    ====================

See accompanying notes to condensed financial statements.




                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                       2001               2000
                                                                                   --------------     --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                          $ 783,426          $ 890,816
                                                                                   --------------     --------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating leases                                     --            (23,341 )
       Proceeds from sale of land and building                                                --            620,000
       Investment in certificate of deposit                                              (60,038 )               --
                                                                                   --------------     --------------
              Net cash provided by (used in) investing
                  activities                                                             (60,038 )          596,659
                                                                                   --------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                                (866,658 )       (1,031,258 )
                                                                                   --------------     --------------
              Net cash used in financing activities                                     (866,658 )       (1,031,258 )
                                                                                   --------------     --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                    (143,270 )          456,217

Cash and Cash Equivalents at Beginning of Period                                         492,503            904,715
                                                                                   --------------     --------------

Cash and Cash Equivalents at End of Period                                             $ 349,233         $1,360,932
                                                                                   ==============     ==============

Supplemental Schedule of Non-Cash Financing Activities:

       Deferred real estate disposition fees incurred and
          unpaid at end of the period                                                     $   --           $ 18,600
                                                                                   ==============     ==============

       Distributions declared and unpaid at end of quarter                             $ 433,329          $ 515,629
                                                                                   ==============     ==============

See accompanying notes to condensed financial statements.






                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

         As of June 30, 2001, the Partnership had recorded a provision for loss on assets in the amount of $145,535 for financial reporting purposes relating to the Denny's property in Rock Springs, Wyoming. The tenant vacated this property and ceased restaurant operations. The allowance represented the difference between the carrying value of the property at June 30, 2001 and the current estimate of net realizable value for this property.





                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


4.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental income from individual lessees, representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                                             2001               2000
                                                                         --------------    ---------------

                   Golden Corral Corporation                                  $204,226           $204,798

                   Restaurant Management Services, Inc.                            N/A            114,219

         In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                                              2001               2000
                                                                          --------------    ---------------

                   Golden Corral Family Steakhouse
                        Restaurants                                            $204,226           $204,798
                   Wendy's Old Fashioned Hamburger
                        Restaurants                                             107,208                N/A
                   Popeye's Famous Fried Chicken
                        Restaurants                                                 N/A            114,219



         The information denoted by N/A indicates that for each period presented, the tenant or the chains did not represent more than ten percent of the Partnership's total rental income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.





                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


5.       Commitments and Contingencies:
         -----------------------------

         During 2000, in connection with the proposed sale of the property in Ocala, Florida, underground petroleum contamination was discovered during the due diligence phase. As a result of the discovery of the contamination, the sales contract was terminated. The Partnership applied to a state funded clean-up program and received notification it was eligible and accepted into the program. Under the state funded clean-up program, the Partnership would be responsible for 25 percent of the actual clean-up costs and would receive assistance for the remaining 75 percent of the costs. During 2000, the Partnership anticipated that total clean-up costs would be approximately $300,000 and accrued 25 percent, or $75,000, of the estimated clean-up costs in general operating and administrative expenses. The clean-up process is expected to commence in 2001 and to be completed approximately three years afterwards.

         In June 2001, the Partnership entered into an agreement with the tenant to sell its property in Bay City, Texas. As of August 10, 2001, the sale had not occurred.

6.   Subsequent Event:
     ----------------

         In July 2001, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $75,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of August 10, 2001, the Partnership had repaid the entire loan to the corporate general partner.



ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 33 Properties, which included interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $783,426 and $890,816 for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash from operations for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was primarily a result of changes in the Partnership's working capital and changes in income and expenses, as described in "Results of Operations" below.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2001, the Partnership had $349,233 invested in such short-term investments, as compared to $492,503 at December 31, 2000. The decrease in the amount invested in short-term investments at June 30, 2001, as compared to December 31, 2000, is primarily attributable to a decrease in revenues due to the fact that the Partnership sold four Properties and distributed the net sales proceeds to the limited partners in 2000. The funds remaining at June 30, 2001 will be used to pay distributions and other liabilities of the Partnership.

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

         In July 2001, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $75,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of August 10, 2001, the Partnership had repaid the entire loan to the corporate general partner.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and for the six months ended June 30, 2001, the loan from the general partners of $75,000, as described above, the Partnership declared distributions to limited partners of $866,658 and $1,031,258 for the six months ended June 30, 2001 and 2000, respectively ($433,329 and $515,629 for the quarters ended June 30, 2001 and 2000, respectively). This represents distributions for the six months ended June 30, 2001 and 2000, of $17.33 and $20.63 per unit, respectively, ($8.67 and
$10.31 for each of the quarters ended June 30, 2001 and 2000, respectively). As a result of the sale of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing the quarter ended September 30, 2000. No distributions were made to the general partners for the quarters and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $722,821 at June 30, 2001 from $678,599 at December 31, 2000, primarily as a result of an increase in the amounts due to related parties and rents paid in advance and deposits at June 30, 2001, as compared to December 31, 2000. The increase in total liabilities at June 30, 2001 was partially offset by a decrease in accounts payable and accrued expenses at June 30, 2001, as compared to December 31, 2000. Total liabilities at June 30, 2001, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, the $75,000 loan received from the general partners, as described above, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' capital contributions or loans.

         In June 2001, the Partnership entered into an agreement with the tenant to sell its Property in Bay City, Texas. As of August 10, 2001, the sale had not occurred.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000, the Partnership owned and leased 27 wholly owned Properties (which included four Properties sold in 2000) to operators of fast-food and family-style restaurant chains. During the six months ended June 30, 2001, the Partnership owned and leased 23 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $667,164 and $840,437, respectively, in rental income from these Properties, $327,327 and $422,097 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. Rental income decreased during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, by approximately $57,400 and $117,400, respectively, primarily as a result of the sale of four Properties in 2000. Rental income earned from wholly owned Properties is expected to remain at reduced amounts as a result of the Partnership distributing the net sales proceeds to the limited partners during 2000. Rental and earned income also decreased during the quarter and six months ended June 30, 2001, as a result of the Partnership increasing the allowance for doubtful accounts by approximately $48,300 and $62,700, during the quarter and six months ended June 30, 2001, respectively, for past due rental amounts relating to the Properties in Casper, Wyoming, Rock Springs, Wyoming and Vail, Colorado, in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         For the six months ended June 30, 2000, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and six Properties as tenants-in-common with affiliates of the general partners. For the six months ended June 30, 2001 the Partnership also owned and leased four Properties indirectly through joint venture agreements and six Properties as tenants-in-common with the affiliates of the general partners. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $211,748 and $228,852 ($104,781 and $101,779 of which was earned during the quarters ended June 30, 2001 and 2000, respectively) attributable to net income earned by these joint ventures. The decrease in net income earned by joint ventures during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was primarily due to the fact that in 1998, the tenant of the Property, in Mesa, Arizona, in which the Partnership owns an approximate 58 percent interest, filed for bankruptcy, and during 2000, rejected its lease relating to the Property in Mesa, Arizona. As a result, this tenant discontinued making rental payments on the rejected lease. Rental income will not be recognized for this Property until a replacement tenant or purchaser for the Property are located. Accordingly, the Partnership expects that net income earned by joint ventures will remain at reduced levels until a replacement tenant or purchaser is located for this Property.

         During the six months ended June 30, 2001, one of the Partnership's lessees, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum annual rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income. In addition, during the six months ended June 30, 2001, two restaurant chains, Golden Corral Family Steakhouse Restaurants and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these restaurant chains will each continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of this lessee or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization, were $371,872 and $338,051 for the six months ended June 30, 2001 and 2000, respectively, of which $161,769 and $152,222 were incurred during the quarters ended June 30, 2001 and 2000, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2001 was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, operating expenses increased during the quarter and six months ended June 30, 2001, partially as a result of the Partnership recording bad debt expense of approximately $46,100 and $68,400 during the quarter and six months ended June 30, 2001, respectively, for past due rental amounts relating to the Properties in Rock Springs, Wyoming and Casper, Wyoming in accordance with the Partnership's collection policy. The tenant vacated the Properties and ceased restaurant operations, however, the Partnership is billing the guarantor on this lease. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected. The Partnership expects rental income from operating leases to be at reduced levels until such time as the Partnership is able to re-lease these Properties.

         The increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially offset by the fact that during the quarter and six months ended June 30, 2000, the Partnership incurred $19,944 and $53,228, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001.

         As a result of the sale of the Property in Jacksonville, Florida during 2000, the Partnership recognized a gain of $249,969 for financial reporting purposes during the six months ended June 30, 2000. There were no sales of Properties during the quarter and six months ended June 30, 2001.

         At June 30, 2001, the Partnership had recorded a provision for loss on assets in the amount of $145,535 for financial reporting purposes relating to the Denny's property in Rock Springs, Wyoming. The tenant vacated this Property and ceased restaurant operations. The allowance represented the difference between the carrying value of the Property at June 30, 2001 and the current estimate of net realizable value for this Property.


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith).

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.






                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of August, 2001.


                             CNL INCOME FUND II, LTD.

                             By:               CNL REALTY CORPORATION
                                               General Partner


                                By:         /s/ James M. Seneff, Jr.
                                            ------------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                By:         /s/ Robert A. Bourne
                                            ------------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)





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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith).