Form 10-Q
period 2001-09-30
CNL INCOME FUND II LTD
filed 2001-11-13
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

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




                                                                                                Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                                                   1

                      Condensed Statements of Income                                             2

                      Condensed Statements of Partners' Capital                                  3

                      Condensed Statements of Cash Flows                                         4

                      Notes to Condensed Financial Statements                                  5-8

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                     9-14

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                                               14

Part II.

     Other Information                                                                       15-16








                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           September 30,             December 31,
                                                                               2001                      2000
                                                                         ------------------       -------------------
                             ASSETS

Land and buildings on operating leases, net                                    $ 9,336,925              $ 10,010,193
Investment in joint ventures                                                     4,206,047                 5,014,272
Cash and cash equivalents                                                        1,708,518                   492,503
Certificate of deposit                                                              60,038                        --
Receivables, less allowance for doubtful accounts
    of $265,007 and $146,293, respectively                                          14,553                    95,808
Due from related parties                                                               453                     8,542
Prepaid expenses                                                                       956                     2,145
Lease costs, less accumulated amortization of
    $14,208 and $13,821, respectively                                                2,103                     2,490
Accrued rental income                                                              204,711                   208,042
                                                                         ------------------       -------------------

                                                                              $ 15,534,304              $ 15,833,995
                                                                         ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                           $   77,051                $  100,768
Accrued and escrowed real estate taxes payable                                       7,272                     4,358
Distributions payable                                                            1,623,496                   433,329
Due to related parties                                                             151,299                   119,657
Rents paid in advance and deposits                                                   8,400                    20,487
                                                                         ------------------       -------------------
    Total liabilities                                                            1,867,518                   678,599

Commitments and Contingencies (Note 7)

Partners' capital                                                               13,666,786                15,155,396
                                                                         ------------------       -------------------

                                                                              $ 15,534,304              $ 15,833,995
                                                                         ==================       ===================

See accompanying notes to condensed financial statements.



                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                    Quarter Ended                   Nine Months Ended
                                                                    September 30,                     September 30,
                                                                2001             2000             2001             2000
                                                            --------------    ------------    --------------   --------------
Revenues:
    Rental income from operating leases                        $  329,529       $ 360,601        $  982,571      $ 1,199,412
    Contingent rental income                                       13,743          12,883            27,865           14,509
    Interest and other income                                      19,803          18,926            37,301           46,801
                                                            --------------    ------------    --------------   --------------
                                                                  363,075         392,410         1,047,737        1,260,722
                                                            --------------    ------------    --------------   --------------

Expenses:
    General operating and administrative                           33,178          40,440           175,097          133,576
    Bad debt expense                                                7,122              --            52,295            7,347
    Professional services                                           4,915          11,168            27,917           24,497
    Real estate taxes                                                 358           1,285             7,996            1,285
    State and other taxes                                              --              --            20,212           14,422
    Depreciation and amortization                                  66,117          74,634           200,045          231,223
    Transaction costs                                                  --              --                --           53,228
    Environmental clean-up costs                                       --          75,000                --           75,000
                                                            --------------    ------------    --------------   --------------
                                                                  111,690         202,527           483,562          540,578
                                                            --------------    ------------    --------------   --------------

Income Before Equity in Earnings of
    Joint Ventures, Gain on Sale of Assets
    and Provision for Loss on Assets                              251,385         189,883           564,175          720,144

Equity in Earnings of Joint Ventures                              166,977         107,181           378,725          336,033

Gain on Sale of Assets                                            204,179         569,400           204,179          819,369

Provision for Loss on Assets                                           --              --          (145,535 )             --
                                                            --------------    ------------    --------------   --------------

Net Income                                                     $  622,541       $ 866,464       $ 1,001,544     $ 1,875,546
                                                            ==============    ============    ==============   ==============

Allocation of Net Income:
    General partners                                              $    --          $   --           $    --          $    --
    Limited partners                                              622,541         866,464         1,001,544       1,875,546
                                                            --------------    ------------    --------------   --------------

                                                               $  622,541       $ 866,464       $ 1,001,544     $ 1,875,546
                                                            ==============    ============    ==============   ==============

Net Income Per Limited Partner Unit                             $   12.45        $  17.33         $   20.03        $   37.51
                                                            ==============    ============    ==============   ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                              50,000          50,000            50,000           50,000
                                                            ==============    ============    ==============   ==============

See accompanying notes to condensed financial statements.




                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                      Nine Months Ended             Year Ended
                                                                        September 30,              December 31,
                                                                            2001                       2000
                                                                   -------------------------    --------------------

General partners:
    Beginning balance                                                          $   405,788               $  405,788
    Net income                                                                          --                       --
                                                                   -------------------------    --------------------
                                                                                   405,788                  405,788
                                                                   -------------------------    --------------------

Limited partners:
    Beginning balance                                                           14,749,608               16,871,955
    Net income                                                                   1,001,544                2,275,569
    Distributions ($49.80 and $87.96 per
       limited partner unit, respectively)                                      (2,490,154  )            (4,397,916 )
                                                                   -------------------------    --------------------
                                                                                13,260,998               14,749,608
                                                                   -------------------------    --------------------

Total partners' capital                                                      $  13,666,786             $ 15,155,396
                                                                   =========================    ====================

See accompanying notes to condensed financial statements.




                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       2001               2000
                                                                                   --------------     --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                         $1,196,903         $1,319,886
                                                                                   --------------     --------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating leases                                     --            (45,879 )
       Proceeds from sale of land and building                                           548,874          2,361,028
       Liquidating distribution from joint venture                                       830,263                 --
       Investment in certificate of deposit                                              (60,038 )               --
                                                                                   --------------     --------------
              Net cash provided by investing activities                                1,319,099          2,315,149
                                                                                   --------------     --------------

    Cash Flows from Financing Activities:
       Proceeds from loan from corporate general partner                                  75,000                 --
       Repayment of loan from corporate general partner                                  (75,000 )               --
       Distributions to limited partners                                              (1,299,987 )       (1,546,887 )
                                                                                   --------------     --------------
              Net cash used in financing activities                                   (1,299,987 )       (1,546,887 )
                                                                                   --------------     --------------

Net Increase in Cash and Cash Equivalents                                              1,216,015          2,088,148

Cash and Cash Equivalents at Beginning of Period                                         492,503            904,715
                                                                                   --------------     --------------

Cash and Cash Equivalents at End of Period                                            $1,708,518         $2,992,863
                                                                                   ==============     ==============

Supplemental Schedule of Non-Cash Financing Activities:

       Deferred real estate disposition fees incurred and
          unpaid at end of the period                                                   $ 16,620           $ 18,600
                                                                                   ==============     ==============

       Distributions declared and unpaid at end of quarter                            $1,623,496         $2,933,329
                                                                                   ==============     ==============
See accompanying notes to condensed financial statements.





                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.   Land and Buildings on Operating Leases:

         As of September 30, 2001, the Partnership had recorded a provision for loss on assets in the amount of $145,535 for financial reporting purposes relating to the Denny's property in Rock Springs, Wyoming due to the fact that the tenant experienced financial difficulties (see note 8). The provision represented the difference between the carrying value of the property at September 30, 2001 and the current general partners' estimate of net realizable value for this property.

         In September 2001, the Partnership sold its property in Bay City, Texas, to the tenant and received net sales proceeds of approximately $548,900 resulting in a gain of $204,179 for financial reporting purposes. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $16,620 (see
         Note 6). Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions.




                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


4.   Investment in Joint Ventures:

         In August 2001, Peoria Joint Venture, in which the Partnership owned a 48% interest, sold its property to a third party for approximately $1,786,900 resulting in a gain of approximately $136,700 for financial reporting purposes. The Partnership dissolved the joint venture in accordance with the joint venture agreement and did not incur a gain or loss on the dissolution. The Partnership received approximately $830,300 representing its pro-rata share of the liquidation proceeds from the joint venture.

5.       Concentration of Credit Risk:

         The following schedule presents total rental income from individual lessees, representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                                             2001               2000
                                                                         --------------    ---------------

                   Golden Corral Corporation                                  $307,568           $101,196

                   Restaurant Management Services, Inc.                            N/A            162,945


         In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                                              2001               2000
                                                                          --------------    ---------------

                   Golden Corral Family Steakhouse
                        Restaurants                                            $307,568           $308,140
                   Wendy's Old Fashioned Hamburger
                        Restaurants                                             162,736                N/A
                   Popeye's Famous Fried Chicken
                        Restaurants                                                 N/A            162,945

         The information denoted by N/A indicates that for each period presented, the tenant or the chains did not represent more than ten percent of the Partnership's total rental income.



                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


5.       Concentration of Credit Risk - Continued:

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

6.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. During the nine months ended September 30, 2001, the Partnership incurred a deferred, subordinated, real estate disposition fee of $16,620 as a result of the sale of a property (see Note 3.)

7.       Commitments and Contingencies:

         During 2000, in connection with the proposed sale of the property in Ocala, Florida, underground petroleum contamination was discovered during the due diligence phase. As a result of the discovery of the contamination, the sales contract was terminated. The Partnership applied to a state funded clean-up program and received notification it was eligible and accepted into the program. Under the state funded clean-up program, the Partnership is responsible for 25 percent of the actual clean-up costs and will receive assistance for the remaining 75 percent of the costs. During 2000, the Partnership anticipated that total clean-up costs would be approximately $300,000 and accrued 25 percent, or $75,000, of the estimated clean-up costs in general operating and administrative expenses. The clean-up process is currently in the planning stages and is expected to be completed in approximately in three years.



                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


8.       Subsequent Events:

         In October 2001, the property in Casper, Wyoming was partially destroyed by fire. The property is covered by insurance held by the tenant, Phoenix Restaurant Group, Inc., who filed for bankruptcy, as described below. The Partnership anticipates that the insurance proceeds will exceed the carrying value of the building at September 30, 2001.

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's units and 48 Black-eyed Pea units. PRG leases two Properties from the Partnership. As of November 9, 2001, PRG had neither rejected nor affirmed the leases related to these Properties, which includes the lease related to the property in Casper, Wyoming, described above.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 31 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

     During the nine months ended September 30, 2001 and 2000, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,196,903 and $1,319,886, respectively. The decrease in cash from operations for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was primarily a result of the Partnership's changes in income and expenses, as described in "Results of Operations" below.

     Other sources and uses of capital included the following during the nine months ended September 30, 2001.

     In August 2001, Peoria Joint Venture in which the Partnership owned a 48% interest, sold its Property to a third party for approximately $1,786,900 resulting in a gain of approximately $136,700 for financial reporting purposes. The Partnership received approximately $830,300 as a return of capital representing its 48% share of the liquidation proceeds of the joint venture. In September 2001, Peoria Joint Venture was dissolved in accordance with the joint venture agreement. No gain or loss on the dissolution of the joint venture was incurred. The Partnership distributed the majority of the net sales proceeds to the limited partners, as described below.

     In September 2001, the Partnership sold its Property in Bay City, Texas, to the tenant and received net sales proceeds of approximately $548,900, resulting in a gain of $204,179 for financial reporting purposes. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $16,620. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the majority of the net sales proceeds to the limited partners, as described below. The Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sales.

         In October 2001, the Property in Casper, Wyoming was partially destroyed by fire. The Property is covered by insurance held by the tenant, Phoenix Restaurant Group, Inc., who filed for bankruptcy, as described below. The Partnership anticipates that the insurance proceeds will exceed the carrying value of the building at September 30, 2001.

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's units and 48 Black-eyed Pea units. Since future store closings may occur, the general partners will continue to evaluate the two Properties in the Partnership's portfolio that PRG is continuing to operate as of November 9, 2001. If the leases are rejected, the lost revenues resulting from the rejected leases will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell the Property in a timely manner.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2001, the Partnership had $1,708,518 invested in such short-term investments, as compared to $492,503 at December 31, 2000. The increase in the amount invested in short-term investments at September 30, 2001, as compared to December 31, 2000, is attributable to the Partnership receiving proceeds from the sale of the Property in Bay City, Texas, and receiving a return of capital from Peoria Joint Venture, as described above. The funds remaining at September 30, 2001 will be used to pay distributions and other liabilities of the Partnership.

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

         In July 2001, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $75,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. In August 2001, the Partnership had repaid the entire loan to the corporate general partner.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and a portion of the proceeds received from the 2001 and 2000 sales of Properties, the Partnership declared distributions to the limited partners of $2,490,154 and $3,964,587, respectively ($1,623,496 and $2,933,329 for the quarters ended September 30, 2001 and 2000, respectively.) This represents distributions of $49.80 and $79.29 per unit for the nine months ended September 30, 2001 and 2000, respectively ($32.47 and $58.67 per unit for the quarters ended September 30, 2001 and 2000, respectively.) Distributions for the nine months ended September 30, 2001 and 2000, included $1,200,000 and $2,500,000 in special distributions, respectively, as a result of the distributions of net sales proceeds from the sale of several Properties. The special distribution of $1,200,000, for the nine months ended September 30, 2001, was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $657,471 was applied toward the limited partners' 10% Preferred Return and the balance of $542,529 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered. As a result of the sale of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended September 30, 2000. No distributions were made to the general partners for the quarters and nine months ended September 30, 2001 and 2000. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,867,518 at September 30, 2001 from $678,599 at December 31, 2000, primarily as a result of accruing a special distribution to the limited partners of $1,200,000 of net sales proceeds at September 30, 2001 from the sale of Properties, as described above. Total liabilities at September 30, 2001, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' capital contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2000, the Partnership owned and leased 27 wholly owned Properties (including four Properties which were sold in 2000) to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 2001, the Partnership owned and leased 23 wholly owned Properties (including one Property which was sold in 2001) to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 2001 and 2000, the Partnership earned $982,571 and $1,199,412, respectively, in rental income from these Properties, $329,529 and $360,601 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. Rental income decreased during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, by approximately $39,000 and $156,500, respectively, primarily as a result of the sale of four Properties and one Property in 2000 and 2001, respectively. Rental income earned from wholly owned Properties is expected to remain at reduced amounts as a result of the Partnership distributing the net sales proceeds to the limited partners during 2000 and 2001. Rental income also decreased during the nine months ended September 30, 2001 as a result of the Partnership increasing the allowance for doubtful accounts by approximately $60,300 during the nine months ended September 30, 2001, for past due rental amounts relating to the Properties in Casper and Rock Springs, Wyoming, due to the fact that PRG, the tenant of the Properties, experienced financial difficulties. In October 2001, PRG filed for bankruptcy, as described above in "Capital Resources." The general partners will continue to pursue collection of past due rental amounts relating to these Properties. As of November 9, 2001, PRG had neither rejected nor affirmed the leases related to these Properties, which includes the Property in Casper, Wyoming, which was partially destroyed by a fire, as described above in "Capital Resources."

         In November 2001, the Partnership re-leased the Property in Hueytown, Alabama to a new tenant with terms substantially the same as the Partnership's other leases. Rents due under the new lease are lower than rents due under the previous leases; therefore, the Partnership expects that rental income in future periods will remain at reduced amounts. However, the general partners do no anticipate that any decrease in rental income relating to the new lease with lower rents will have a material adverse affect on the Partnership's financial position or results of operations.

         For the nine months ended September 30, 2000, the Partnership also owned and leased four Properties indirectly through joint venture arrangements and six Properties as tenants-in-common with affiliates of the general partners. For the nine months ended September 30, 2001 the Partnership also owned and leased three Properties indirectly through joint venture agreements and six Properties as tenants-in-common with the affiliates of the general partners. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $378,725 and $336,033 ($166,977 and $107,181 of which was earned during the quarters ended September 30, 2001 and 2000, respectively) attributable to net income earned by these joint ventures. The increase in net income during the nine months ended September 30, 2001 was primarily due to the fact that in August 2001, Peoria Joint Venture, in which the Partnership owned a 48% interest, sold its Property to a third party for approximately $1,786,900 resulting in a gain to the joint venture of approximately $136,700 for financial reporting purposes. The Partnership dissolved the joint venture in accordance with the joint venture agreement and did not incur a gain or loss on the dissolution. The Partnership expects that net income earned by joint ventures will remain at reduced levels as a result of distributing the proceeds to the limited partners.

         The increase in net income earned by joint ventures during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially offset by a decrease due to the lost revenues from the fact that the tenant of the Property, in Mesa, Arizona, in which the Partnership owns an approximate 58 percent interest, filed for bankruptcy, and during 2000, rejected its lease relating to the Property in Mesa, Arizona. As a result, this tenant discontinued making rental payments on the rejected lease. The Partnership and CNL Income Fund V, Ltd., as tenants-in-common, re-leased the Property to a new tenant in September 2001 with terms substantially the same as the Partnership's other leases.

         During the nine months ended September 30, 2001, one of the Partnership's lessees, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum annual rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income. In addition, during the nine months ended September 30, 2001, two restaurant chains, Golden Corral Family Steakhouse Restaurants and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these restaurant chains will each continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of this lessee or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization, were $483,562 and $540,578 for the nine months ended September 30, 2001 and 2000, respectively, of which $111,690 and $202,527 were incurred during the quarters ended September 30, 2001 and 2000, respectively. The decrease in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially due to the fact that during the nine months ended September 30, 2000, the Partnership incurred $53,228 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the nine months ended September 30, 2001.

         The decrease in operating expenses during the quarter and nine months ended September 30, 2001 was partially attributable to the Partnership recording $75,000 during the quarter and nine months ended September 30, 2000 in environmental clean-up costs relating to the contamination of the Property in Ocala, Florida.

         The decrease in operating expenses during the quarter and nine months ended September 30, 2001, was partially offset as a result of the Partnership recording bad debt expense of approximately $7,100 and $52,300 during the quarter and nine months ended September 30, 2001, respectively, for past due rental amounts relating to the Properties in Rock Springs and Casper, Wyoming due to the fact that PRG, the tenant of the Properties, experienced financial difficulties. In October 2001, PRG filed for bankruptcy, as described above in "Capital Resources". The general partners will continue to pursue collection of past due rental amounts relating to these Properties. The decrease in operating expenses during the quarter and nine months ended September 30, 2001 was also partially offset by an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         In September 2001, the Partnership sold its Property in Bay City, Texas, to the tenant and received net sales proceeds of approximately $548,900, resulting in a gain of $204,179 for financial reporting purposes during the quarter and nine months ended September 30, 2001. As a result of the sale of several Properties, the Partnership recognized gains totaling $569,400 and $819,369 for financial reporting purposes during the quarter and nine months ended September 30, 2000, respectively.

         During the nine months ended September 30, 2001, the Partnership recorded a provision for loss on assets in the amount of $145,535 for financial reporting purposes relating to the Denny's Property in Rock Springs, Wyoming. PRG, the tenant, experienced financial difficulties and filed for bankruptcy, as described above. The provision represented the difference between the carrying value of the Property at September 30, 2001 and the current general partners' estimate of net realizable value for this Property.


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to For 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference.)

(b)  Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended September 30, 2001.




                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of November, 2001.


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