Form 10-K
period 2001-12-31
CNL INCOME FUND II LTD
filed 2002-03-29
CIK 806510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [ X ]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 50,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $500 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the
"Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $22,300,178, and were used to acquire, either directly or indirectly through joint venture arrangements, 39 Properties. During the year ended December 31, 1993, the Partnership sold its Property in Salisbury, North Carolina, and reinvested the majority of the net sales proceeds in a Jack in the Box Property in Lubbock, Texas. During the year ended December 31, 1994, the Partnership sold two of its Properties in Graham, Texas, and Medina, Ohio, and reinvested the net sales proceeds in two Checkers Properties, consisting of only land, located in Fayetteville and Atlanta, Georgia, and a Kenny Rogers Roasters Property in Arvada, Colorado, which is owned as tenants-in-common with an affiliate of the General Partners. During the year ended December 31, 1997, the Partnership sold its Properties in Eagan, Minnesota; Jacksonville, Florida; Farmington Hills (10-mile Road), Michigan; Farmington Hills (12-mile Road), Michigan; Plant City, Florida; Mathis, Texas and Avon Park, Florida and reinvested a portion of these net sales proceeds in a Property in Mesa, Arizona, a Property in Smithfield, North Carolina and a Property in Vancouver, Washington, all of which are owned as tenants-in-common with affiliates of the General Partners. In addition, during 1997, Show Low Joint Venture, in which the Partnership owns a 64 percent interest, sold its Property in Show Low, Arizona to the tenant and reinvested the net sales proceeds in a Property in Greensboro, North Carolina. During 1998, the Partnership reinvested the net sales proceeds from the 1997 sales of the Properties in Jacksonville, Florida and Mathis, Texas in a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. During 1999, the Partnership sold its Properties in Columbia, Missouri and Littleton, Colorado and reinvested the majority of the net sales proceeds in a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund X, Ltd., a Florida Limited Partnership and affiliate of the General Partners. During 2000, the Partnership sold its Properties in Altamonte Springs, Apopka, Jacksonville and Sanford, Florida. The proceeds from the sales were distributed to the Limited partners as a special distribution. During the year ended December 31, 2001, the Partnership sold its Property in Bay City, Texas and Peoria Joint Venture, in which the Partnership owns a 48% interest, sold its Property to an unrelated third party and the Partnership received a liquidating distribution from the net sales proceeds. The Partnership distributed the majority of the net sales proceeds to the limited partners as a special distribution. As a result of the above transactions, as of December 31, 2001, the Partnership owned 31 Properties. The 31 Properties include interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common. The lessee of the Properties consisting of only land owns the buildings currently on the land, and the lessee has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from five to 20 years (the average being 16 years), and expire between 2002 and 2021. The leases are, in general, on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $18,700 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 20 of the Partnership's 31 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised. A limited number of leases provide for a purchase option price which is computed pursuant to a formula based on various measures of value contained in an independent appraisal of the Property.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to a particular lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In 1998, the tenant of the Property in Mesa, Arizona in which the Partnership owns an approximate 58 percent interest, filed for bankruptcy and, during 2000, rejected its lease relating to this Property. During 2001, the Partnership entered into a new lease for this Property with a new tenant. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

         In addition, in 2001, the former lease for the Property in Hueytown, Alabama, which was scheduled to expire in June 2002, was terminated by the Partnership and the tenant. In connection therewith, the Partnership received lease termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. The Partnership re-leased this Property to a new tenant with terms substantially the same as the Partnership's other leases. Rents due under the new lease are lower than rents due under the previous lease; therefore, the Partnership expects that rental income in future periods will remain at reduced amounts. However, the General Partners do not anticipate that the decrease in rental income relating to the new lease will have a material adverse affect on the Partnership's financial position or results of operations.

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. As a result, PRG rejected the leases related to Casper and Rock Springs, Wyoming. The Partnership has no remaining leases with PRG. The General Partners are currently seeking either a new tenant of purchaser for this Property.

         In January 2002, a tenant, Houlihan's Restaurant, Inc., filed for bankruptcy and rejected the lease relating to the Property in Greensboro, North Carolina, owned by Show Low Joint Venture. The lost revenues resulting from the rejection of this lease could have an adverse effect on the results of operations of the Joint Venture if the Joint Venture is unable to re-lease the Property in a timely manner. The General Partners are currently seeking either a new tenant or purchaser for this Property.

Major Tenant

         During 2001, one lessee of the Partnership, Golden Corral Corporation, contributed more than 10% of the Partnership's total rental income (including the Partnership's share of the rental income from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income in 2002. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than 10% of the Partnership's total rental income in 2001 (including the Partnership's share of the rental income from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that these Restaurant Chains will continue to account for more than 10% of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of the lessee or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2001, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common  Arrangements

         The Partnership has entered into a joint venture arrangement, Kirkman Road Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into three separate joint venture arrangements: Holland Joint Venture with CNL Income Fund IV, Ltd., Show Low Joint Venture with CNL Income Fund VI, Ltd., and Peoria Joint Venture with CNL Income Fund X, Ltd. Each joint venture was formed to purchase and hold one Property. During 2001, Peoria Joint Venture was liquidated upon the sale of the Property held by the joint venture and the net sales proceeds were distributed to each joint venture partner in accordance with the terms of the joint venture agreement. Each of the CNL Income Fund joint venture partners is an affiliate of the General Partners, and is a limited partnership organized pursuant to the laws of the state of Florida. Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership has a 50% interest in Kirkman Road Joint Venture, a 49% interest in Holland Joint Venture, and a 64% interest in Show Low Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

         Net cash flow from operations of Kirkman Road Joint Venture, Holland Joint Venture, and Show Low Joint Venture, is distributed 50%, 49%, and 64%, respectively, to the Partnership and the balance is distributed to each other joint venture partner in accordance with its percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

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

         In addition, during the year ended December 31, 1997, the Partnership entered into three separate tenancy-in-common agreements: one to hold a Property in Mesa, Arizona, with CNL Income Fund V, Ltd., one to hold a Property in Smithfield, North Carolina, with CNL Income Fund VII, Ltd., and one to hold a Property in Vancouver, Washington, with CNL Income Fund, Ltd., CNL Income V, Ltd. and CNL Income Fund VI, Ltd. In addition, in January 1998, the Partnership entered into two additional tenancy-in-common agreements: one to hold a Property in Overland Park, Kansas, with CNL Income Fund III, Ltd. and CNL Income Fund VI, Ltd., and one to hold a Property in Memphis, Tennessee, with CNL Income Fund VI, Ltd. and CNL Income Fund XVI, Ltd. The agreements provide for the Partnership and the other parties to share in the profits and losses of the Properties in proportion to their percentage interest. The Partnership owns an approximate 58%, 47%, 37%, 39.39%, and 13.38% interest in these Properties in Mesa, Arizona; Smithfield, North Carolina; Vancouver, Washington; and Overland Park, Kansas; and Memphis Tennessee, respectively.

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

Certain Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

         During 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management, including the payment of fees, as described, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 31 Properties. Of the 31 Properties, 22 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and six are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its Partnership Agreement. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2001.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,500 to 86,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2001.

               State                                    Number of Properties

               Alabama                                            2
               Arizona                                            1
               Colorado                                           2
               Florida                                            2
               Georgia                                            2
               Illinois                                           1
               Indiana                                            1
               Kansas                                             1
               Louisiana                                          1
               Michigan                                           2
               Minnesota                                          1
               New Mexico                                         2
               North Carolina                                     2
               Tennessee                                          1
               Texas                                              7
               Washington                                         1
               Wyoming                                            2
                                                            --------------
               TOTAL PROPERTIES:                                 31
                                                            ==============

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the two Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,300 to 9,900 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $12,996,489 and $10,881,692, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

                Restaurant Chain                          Number of Properties

                Arby's                                              1
                Burger King                                         1
                Checkers                                            2
                Chevy's Fresh Mex                                   1
                Del Taco                                            1
                Darryl's                                            1
                Denny's                                             3
                Golden Corral                                       4
                IHOP                                                2
                Jack in the Box                                     1
                KFC                                                 1
                Pizza Hut                                           5
                Ponderosa                                           1
                Popeyes                                             1
                Wendy's                                             2
                Other                                               4
                                                              --------------
                TOTAL PROPERTIES                                   31
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

Leases

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

         As of December 31, 2001 and 2000, the Properties were 94% and 97% occupied, respectively, and as of December 31, 1999, 1998, and 1997, the Properties were fully occupied. The following is a schedule of the average rent per Property for the years ended December 31:

                                     2001              2000             1999              1998             1997
                                 -------------     -------------    --------------    -------------    --------------
Rental Revenues (1)(2)            $ 1,781,716       $ 2,142,668        $2,255,787       $2,337,182       $ 2,277,558
Properties (2)                             29                32                37               38                36
Average Rent Per Property           $  61,438         $  66,958          $ 60,967         $ 61,505         $  63,266

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established a provision for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2001, for each of the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------
              2002                              3                $ 261,940                   15.63%
              2003                              1                   43,200                    2.58%
              2004                              1                   96,600                    5.76%
              2005                              2                   65,502                    3.91%
              2006                              1                   63,193                    3.77%
              2007                              9                  528,141                   31.52%
              2008                             --                       --                      --
              2009                             --                       --                      --
              2010                             --                       --                       --
              2011                              2                  146,419                    8.74%
              Thereafter                        9                  470,817                   28.09%
                                        ----------            -------------           -------------
              Totals (1)                       28              $ 1,675,812                  100.00%
                                        ==========            =============           =============

(1) Excludes two Properties which were vacant at December 31, 2001 and the Property in Greensboro, North Carolina, owned by Show Low Joint Venture, for which the tenant, Houlihan's Restaurant, Inc., filed for bankruptcy and rejected the lease in January 2002. The lease was scheduled to expire in 2017.

Leases with Major Tenant

         The terms of the leases with the Partnership's major tenant as of December 31, 2001 (see Item 1. Business - Major Tenant), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2002 and 2012) and the average minimum base annual rent is approximately $103,700 (ranging from approximately $77,400 to $152,700).

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


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) As of March 15, 2002, there were 2,198 holders of record of the Units. There is no public trading market for the Units and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through June 30, 2000, the price paid for any Unit transferred pursuant to the Plan ranged from $436.20 to $475 per Unit. From July 2000 through December 2001, due primarily to the sales of Properties, the price paid for any Unit transferred pursuant to the Plan ranged from $419.55 to $425 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000 other than pursuant to the Plan, net of commissions.

                                              2001 (1)                               2000 (1)
                                 -----------------------------------    -----------------------------------
                                   High         Low        Average        High         Low       Average
                                 ---------    --------    ----------    ---------    --------   -----------
         First Quarter              $ 270        $232         $ 254          (2)         (2)           (2)
         Second Quarter               192         192           192        $ 461       $ 335         $ 374
         Third Quarter                300         271           284          (2)         (2)           (2)
         Fourth Quarter               267         267           267          332         232           314

(1) A total of 126 and 172 Units were transferred other than pursuant to the Plan for the years ended December 31, 2001 and 2000, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2001 and 2000, the Partnership declared cash distributions of $2,913,650 and $4,397,916, respectively, to the Limited Partners. During 2001 and 2000, distributions included a special distribution of $1,200,000 and $2,500,000, respectively, as a result of the distribution of net sales proceeds from the 2001 and 2000 sales of several Properties. These special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership Agreement, $657,471 and $1,407,878 were applied toward the Limited Partners' 10% Preferred Return and the balances of $542,529 and $1,092,122 were treated as a return of capital for purposes of calculating the Limited Partners' 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners' invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. Distributions of net cash flow were adjusted commencing during the quarters ended September 30, 2001 and 2000. As a result of the sale of these Properties, the Partnership's total revenue was reduced during 2001 and 2000 and is expected to remain reduced in subsequent years, while the majority of the Partnership's operating expenses remain fixed. No distributions have been made to the General Partners to date. As indicated in the chart below, the distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                 Quarter Ended                 2001                2000
            -------------------------     ---------------     ----------------

            March 31                          $  433,329           $  515,629
            June 30                              433,329              515,629
            September 30                       1,623,496            2,933,329
            December 31                          423,496              433,329

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

(b)      Not applicable


Item 6.  Selected Financial Data

                                  2001               2000              1999              1998               1997
                              --------------    ---------------    --------------    --------------    ---------------
Year ended December 31:
    Revenues (1)                 $1,864,733        $ 2,109,102       $ 2,244,389        $2,337,414         $2,547,854
    Net income (2)                1,253,746          2,275,569         1,699,378         1,733,739          3,639,880
    Cash distributions
      declared (3)                2,913,650          4,397,916         2,062,516         3,294,507          2,376,000
    Net income per Unit (2)           25.07              45.51             33.69             34.32              72.18
    Cash distributions
      declared per Unit               58.27              66.12             41.25             65.89              47.52

At December 31:
    Total assets                $14,193,243        $15,833,995       $18,026,218       $18,392,911        $19,959,059
    Partners' capital            13,495,492         15,155,396        17,277,743        17,640,881         19,201,649

(1)      Revenues include equity in earnings of joint ventures.

(2) Net income for the years ended December 31, 2001, 2000, 1999 and 1997, includes $204,179, $766,913, $192,752 and $1,476,124, respectively, from gain on sale of assets. In addition, net income for the year ended December 31, 1999, includes $79,585 from a loss on sale of assets. Net income for the years ended December 31, 2001, 2000 and 1998 has been reduced by real estate disposition fees of $16,620, $71,056 and $45,150 as a result of the sales of several Properties. Net income for the years ended December 31, 2001 and 1997, also includes lease termination income of $13,112 and $214,000, respectively, recognized by the Partnership in connection with consideration the Partnership received for releasing the former tenants from their obligations under the terms of the leases of several Properties.

(3) Distributions for the years ended December 31, 2001, 2000, and 1998 include special distributions to the Limited Partners of $1,200,000, $2,500,000 and $1,232,003 as a result of the distributions of the net sales proceeds from the 2001, 2000 and 1997 sales of several Properties.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 31 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         During the years ended December 31, 2001, 2000, and 1999, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $1,671,766, $1,741,141, and $2,004,997, respectively. The decrease in cash from operations during 2001, as compared to 2000, was primarily a result of changes in income and expenses as described in "Results of Operations" below, and a result of changes in the Partnership's working capital. The decrease in cash from operations during 2000, as compared to 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000, and 1999.

         In March 1999, the Partnership sold its Property in Columbia, Missouri for $682,500 and received net sales proceeds of $677,678, resulting in a gain of $192,752. In addition in November 1999, the Partnership sold its Property in Littleton, Colorado, and received net sales proceeds of $150,000, resulting in a loss of $79,585. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes (at a level reasonably assumed by the General Partners), resulting from the sales.

         In November 1999, the Partnership reinvested the net sales proceeds from the sale of the Property in Columbia, Missouri in a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund X, Ltd., a Florida limited partnership and an affiliate of the General Partners. Peoria Joint Venture, was formed to purchase and hold one Property. The Partnership contributed approximately $762,200 and had a 48% interest in the profits and losses of the joint venture as of December 31, 2000. In August 2001, Peoria Joint Venture sold its Property to a third party for approximately $1,786,900 resulting in a gain of approximately $136,700. The Partnership received approximately $830,300 as a return of capital representing its 48% share of the liquidation proceeds of the joint venture. In September 2001, Peoria Joint Venture was dissolved in accordance with the joint venture agreement. No gain or loss on the dissolution of the joint venture was incurred. The Partnership distributed the majority of the net sales proceeds to the limited partners, as described below.

         During 2000, the Partnership sold four of its Properties, one in each of Jacksonville, Apopka, Sanford and Altamonte Springs, Florida, and received total net sales proceeds of approximately $2,290,000, resulting in a total gain of $766,913. In connection with the sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $71,056. Payment of the real estate disposition fee is subordinated to receipt by the Limited Partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the majority of the net sales proceeds to the Limited Partners, as described below.

         In September 2001, the Partnership sold its Property in Bay City, Texas, to the tenant and received net sales proceeds of approximately $548,900, resulting in a gain of $204,179. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $16,620. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the majority of the net sales proceeds to the limited partners, as described below. The Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sales.

         In conjunction with the proposed sale of a Property in Ocala, Florida, underground petroleum contamination was discovered during the due diligence phase. As a result of the discovery of the contamination, the sales contract was terminated. The Partnership applied to a state funded clean-up program and received notification it was eligible for state assistance. Under the state funded clean-up program, the Partnership will be responsible for 25% of the actual clean-up costs and will receive assistance for the remaining 75% of the costs. The Partnership anticipated that future clean-up costs would be approximately $300,000 and during the year ended December 31, 2000, accrued 25%, or $75,000 of the estimated clean-up costs as a liability. None of these anticipated clean-up costs have been incurred or paid by the Partnership as of March 15, 2002.

         In October 2001, the property in Casper, Wyoming was partially destroyed by fire. As a result, the Partnership recorded a provision for write-down of assets of $78,015 which represents the portion of the loss incurred by the Partnership in excess of insurance proceeds. As of December 31, 2001, the total undepreciated cost of the building of $216,817 was removed from the accounts.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2001, the Partnership had $559,886 invested in such short-term investments, as compared to $492,503 at December 31, 2000. As of December 31, 2001, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.5% annually. The funds remaining at December 31, 2001, will be used for the payment of distributions and other liabilities.

         In January 2002, a tenant, Houlihan's Restaurant, Inc., filed for bankruptcy and rejected the lease relating to the Property in Greensboro, North Carolina, owned by Show Low Joint Venture. The General Partners are currently seeking either a new tenant or purchaser for this Property.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, and for the years ended December 31, 2001 and 2000, a portion of the net sales proceeds received from the sale of Properties, as described above, the Partnership declared distributions to the Limited Partners of $2,913,650, $4,397,916, and $2,062,516, for years ended December 31, 2001, 2000, and 1999, respectively. This represents distributions of $58.27, $66.12, and $41.25, per Unit for the years ending in December 31, 2001, 2000, and 1999, respectively. Distributions for the years ended December 31, 2001 and 2000, included $1,200,000 and $2,500,000, respectively, as a result of the distribution of the majority of the net sales proceeds from the 2001 and 2000 sales, respectively, of several Properties. These special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership Agreement, $657,471 and $1,407,878, respectively, was applied toward the Limited Partners' 10% Preferred Return and the balance of $542,529 and $1,092,122 from the special distributions were treated as a return of capital for purposes of calculating the Limited Partners' 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners' invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of these Properties, the Partnership's total revenue was reduced during 2001 and 2000 and is expected to remain at reduced amounts in subsequent years, while the majority of the Partnership's operating expenses remain fixed. Therefore, distributions of net cash flow were adjusted commencing the quarters ended September 30, 2001 and 2000. No distributions were made to the General Partners for the years ended December 31, 2001, 2000 and 1999. No amounts distributed to the Limited Partners for the years ended December 31, 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the
Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2001 and 2000.

         As of December 31, 2001 and 2000, the Partnership owed $3,812 and $3,451, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 15, 2002, the Partnership had reimbursed the affiliates all such amounts. In addition, the years ended December 31, 2001 and 2000, the Partnership incurred $16,620 and $71,056, respectively, in real estate disposition fees due to an affiliate as a result of its services in connection with the 2001 and 2000 sales, respectively, of several Properties. The payment of the real estate disposition fees is deferred until the Limited Partners have received their cumulative 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, were $561,113 at December 31, 2001, as compared to, $558,942 at December 31, 2000.
Total liabilities at December 31, 2001, to the extent they exceed cash and cash equivalents, will be paid from future cash from operations or loans from the corporate General Partner, and in the event the General Partners elect to make additional loans or contributions, from General Partners' loans or contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During  1999,  the  Partnership   owned  and  leased  29  wholly  owned
Properties (including two Properties sold during 1999), during 2000, the Partnership owned and leased 27 wholly owned Properties (including four Properties sold during 2000), and during 2001, the Partnership owned and leased 23 wholly owned Properties (including one Property sold during 2001.) In addition, during 1999, 2000 and 2001, the Partnership was a co-venturer in four separate joint ventures that each owned and leased one Property. During 2001, one joint venture Property was sold. During 1999, 2000 and 2001, the Partnership owned and leased six Properties with affiliates, as tenants-in-common. As of December 31, 2001, the Partnership owned, either directly, as tenants-in-common with affiliates of the General Partners, or through joint venture arrangements, 31 Properties, which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $18,700 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership earned $1,295,074, $1,565,082, and $1,695,181, respectively, in rental income from the Partnership's wholly owned Properties described above. The decrease in rental income during 2001 and 2000, each as compared to the previous year, was primarily a result of the sales of several Properties during 2001, 2000, and 1999, as described in "Capital Resources." Rental income earned from wholly owned Properties is expected to remain at reduced amounts as a result of the Partnership distributing net sales proceeds to the Limited Partners, as described in "Short-Term Liquidity."

         Rental income also decreased during 2001 and 2000, as compared to the previous year, due to the fact that the Partnership stopped recording rental income relating to the Property in Casper, Wyoming, which was partially destroyed by a fire, as described above in "Capital Resources", and relating to the Property in Rock Springs, Wyoming, due to the fact that Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), the tenant of both Properties, experienced financial difficulties. In October 2001, PRG filed for Chapter 11 bankruptcy protection. As a result, PRG rejected the leases related to these Properties. The Partnership has no remaining leases with PRG. The general partners will continue to pursue collection of past due rental amounts relating to these Properties. The Partnership is currently seeking either replacement tenants or purchasers for these Properties. The lost revenues resulting from the rejection of the leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Properties in a timely manner.

         During 2001, the former lease for the Property in Hueytown, Alabama, which was scheduled to expire in June 2002, was terminated by the Partnership and the tenant. In November 2001, the Partnership re-leased the Property in Hueytown, Alabama to a new tenant with terms substantially the same as the Partnership's other leases. Rents due under the new lease are lower than rents due under the previous leases; therefore, the Partnership expects that rental income in future periods will remain at reduced amounts. However, the general partners do not anticipate that any decrease in rental income relating to the new lease with lower rents will have a material adverse affect on the Partnership's financial position or results of operations.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $72,771, $48,854, and $40,045, respectively, in contingent rental income. The increase in contingent rental income during 2001 and 2000, as compared to the previous year, was primarily attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $441,969, $443,567, and $440,215, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by joint ventures during 2001 was partially due to the fact that, Houlihan's Restaurant, Inc., which leases the Property owned by Show Low Joint Venture, in which the Partnership owns an approximate 64% interest, was experiencing financial difficulties and in January 2002, filed for bankruptcy and rejected the lease relating to this Property. In addition, during 2001, the joint venture recorded a provision for write-down of assets of approximately $56,400 relating to this Property. The provision represented the difference between the carrying value of the Property at December 31, 2001 and the current general partners' estimate of net realizable value for this Property. No such provision was recorded during 2000 or 1999, relating to this Property. The joint venture will not recognize any rental and earned income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The joint venture is currently seeking a replacement tenant or purchaser for this Property. The lost revenues resulting from the vacant Property could have an adverse effect on the equity in earnings of joint ventures, if the joint venture is not able to re-lease or sell the Property in a timely manner. The decrease in net income during 2001, as compared to 2000, was partially offset by the fact that in August 2001, Peoria Joint Venture, in which the Partnership owned a 48% interest, sold its Property to a third party for approximately $1,786,900 resulting in a gain to the joint venture of approximately $136,700. The Partnership dissolved the joint venture in accordance with the joint venture agreement and did not incur a gain or loss on the dissolution. The Partnership expects that net income earned by joint ventures will remain at reduced levels as a result of distributing the proceeds to the limited partners.

         Net income earned by joint ventures increased during 2000, as compared to 1999, as a result of the fact that in November 1999, the Partnership reinvested the net sales proceeds from the sales of the Properties in Columbia, Missouri and Littleton, Colorado, in Peoria Joint Venture, as described in "Capital Resources." The increase in net income earned by joint ventures during 2000, as compared to 1999, was partially offset by the fact that in 1998, the tenant of the Property, in Mesa, Arizona, in which the Partnership owns an approximate 58% interest, filed for bankruptcy, and during 2000, rejected its lease relating to this Property. As a result, this tenant discontinued making rental payments on the rejected lease. In conjunction therewith, during 2000, the tenants-in-common stopped recording rental income and recorded a provision for write-down of assets for approximately $31,500. The provision represented the difference between the carrying value of the Property at December 31, 2000 and the current General Partners' estimate of net realizable value for this Property. The Partnership and CNL Income Fund V, Ltd., as tenants-in-common, re-leased the Property to a new tenant in September 2001 with terms substantially the same as the Partnership's other leases.

         During the year ended December 31, 2001, one of the Partnership's lessees, Golden Corral Corporation, contributed more than 10% of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, this lessee will continue to contribute more than 10% of the Partnership's total rental income during 2002. In addition, during the year ended December 31, 2001, two Restaurant Chains, Golden Corral, and Wendy's, each accounted for more than 10% of the Partnership's total rental income (including the Partnership's share of the rental income from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that these Restaurant Chains will continue to account for more than 10% of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of this lessee or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, and provision for write-down of assets, were $815,166, $600,446, and $658,178, for the years ended December 31, 2001, 2000 and 1999, respectively. The increase during 2001, as compared to 2000, was primarily attributable to the fact that during 2001, the Partnership recorded a provision for write-down of assets in the amount of $145,535 relating to the Denny's Property in Rock Springs, Wyoming. PRG, the tenant, experienced financial difficulties, filed for bankruptcy and rejected the leases, as described above. The provision represented the difference between the carrying value of the Property at December 31, 2001 and the current general partners' estimate of net realizable value for this Property. In addition, in October 2001, the property in Casper, Wyoming, which was also leased to PRG, was partially destroyed by fire. As a result, the Partnership recorded a provision for write-down of assets of $78,015 which represents the portion of the loss incurred by the Partnership in excess of insurance proceeds. In addition, the increase in operating expenses during 2001, as compared to 2000, was partially due to the fact that the Partnership stopped recording rental and earned income of approximately $52,300 during 2001, relating to the Properties in Rock Springs and Casper, Wyoming due to the fact that PRG, the tenant of the Properties, experienced financial difficulties. The General Partners will continue to pursue collection of past due rental amounts relating to these Properties. The Partnership expects that it will continue to incur expenses, such as legal fees, real estate taxes, and repairs and maintenance expenses relating to its Properties in Casper and Rock Springs, Wyoming until it finds new tenants or purchasers for these Properties. The Partnership will continue to pursue collection of any such amounts unpaid by the tenant. The Partnership will continue to incur such costs until the Partnership finds replacement tenants or purchasers for these Properties. The increase in operating expenses during 2001, as compared to 2000, was also partially due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The increase in operating expenses during 2001, as compared to 2000, is partially offset by, and the decrease during 2000, as compared to 1999, was partially attributable to, a decrease in depreciation expense as a result of the sales of several Properties during 2001, 2000 and 1999, as described in "Capital Resources." The increase during 2001, as compared to 2000, and the decrease during 2000, as compared to 1999, was partially offset by, the Partnership recording $75,000 during 2000 in estimated environmental clean-up costs relating to the contamination of the Property in Ocala, Florida as described in "Capital Resources." The increase in operating expenses during 2001, as compared to 2000, was partially offset by, and the decrease in 2000, as compared to 1999, was partially due to, the fact that during 2000 and 1999 the Partnership incurred $31,418 and $128,330, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during 2001.

         The decrease in operating expenses during 2000, as compared to 1999 was partially attributable to the fact that professional services were higher during 1999 as a result of litigation relating to the Property in Gainesville, Texas. The decrease during 2000 as compared to 1999, was also partially attributable to a reimbursement of legal fees relating to the Property in Gainesville, Texas.

         In September 2001, the Partnership sold its Property in Bay City, Texas, to the tenant resulting in a gain of $204,179. In addition, as a result of the sale of four Properties as described in "Capital Resources," the Partnership recognized a gain totaling $766,913 during the year ended December 31, 2000. As a result of the sales of the Properties in Columbia, Missouri and Littleton Colorado, as described in "Capital Resources," the Partnership recognized a net gain totaling $113,167 during the year ended December 31, 1999.

         In January 2002, a tenant, Houlihan's Restaurant, Inc., filed for bankruptcy and rejected the lease relating to the Property in Greensboro, North Carolina, owned by Show Low Joint Venture. The General Partners are currently seeking either a new tenant or purchaser for this Property.

         The Partnership's leases as of December 31, 2001, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in based rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. While the Partnership has experienced some losses due to the financial difficulties of a limited number of restaurant operators, the General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the majority of the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants which have been more adversely affected by the slowing economy.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

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


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                           Page

Report of Independent Certified Public Accountants                          18

Financial Statements:

     Balance Sheets                                                         19

     Statements of Income                                                   20

     Statements of Partners' Capital                                        21

     Statements of Cash Flows                                            22-23

     Notes to Financial Statements                                       24-38

               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund II, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund II, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 8, 2002

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                       December 31,
                                                                              2001                     2000
                                                                       -------------------      --------------------
                          ASSETS

Land and buildings on operating leases, net                                   $ 9,055,816              $ 10,010,193
Investment in joint ventures                                                    4,154,855                 5,014,272
Cash and cash equivalents                                                         559,886                   492,503
Certificate of deposit                                                             62,248                        --
Receivables, less allowance for doubtful
     accounts of $23,640,and $146,293,
     respectively                                                                 151,479                    95,808
Due from related party                                                              1,607                     8,542
Accrued rental income                                                             203,759                   208,042
Other assets                                                                        3,593                     4,635
                                                                       -------------------      --------------------

                                                                             $ 14,193,243              $ 15,833,995
                                                                       ===================      ====================

             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                          $   83,096                $  100,768
Accrued and escrowed real estate taxes payable                                      9,093                     4,358
Distributions payable                                                             423,496                   433,329
Due to related parties                                                            136,638                   119,657
Rents paid in advance and deposits                                                 45,428                    20,487
                                                                       -------------------      --------------------
         Total liabilities                                                        697,751                   678,599

Commitments and Contingencies (Note 10)

Partners' capital                                                              13,495,492                15,155,396
                                                                       -------------------      --------------------

                                                                             $ 14,193,243              $ 15,833,995
                                                                       ===================      ====================

                See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                              Year Ended December 31,
                                                                     2001               2000              1999
                                                                ----------------   ---------------   ----------------

Revenues:
     Rental income from operating leases                            $ 1,295,074       $ 1,565,082        $ 1,695,181
     Contingent rental income                                            72,771            48,854             40,045
     Lease termination income                                            13,112                --                 --
     Interest and other income                                           41,807            51,599             68,948
                                                                ----------------   ----------------   ---------------
                                                                      1,422,764         1,665,535          1,804,174
                                                                ----------------   ---------------   ----------------
Expenses:
     General operating and administrative                               209,279           150,654            126,990
     Provision for doubtful accounts                                     52,295                --                 --
     Professional services                                               38,383            33,834             61,204
     Real estate taxes                                                    8,970             1,285                 --
     State and other taxes                                               18,223             9,414             15,711
     Depreciation and amortization                                      264,466           298,841            325,943
     Provision for write-down of assets                                 223,550                --                 --
     Transaction costs                                                       --            31,418            128,330
     Environmental clean-up costs                                            --            75,000                 --
                                                                ----------------   ---------------   ----------------
                                                                        815,166           600,446            658,178
                                                                ----------------   ---------------   ----------------

Income Before Gain on Sale of Assets and Equity in
     Earnings of Joint Ventures                                         607,598         1,065,089          1,145,996

Gain on Sale of Assets                                                  204,179           766,913            113,167

Equity in Earnings of Joint Ventures                                    441,969           443,567            440,215
                                                                ----------------   ---------------   ----------------

Net Income                                                          $ 1,253,746       $ 2,275,569        $ 1,699,378
                                                                ================   ===============   ================

Allocation of Net Income:
     General partners                                                   $    --           $    --          $  14,888
     Limited partners                                                 1,253,746         2,275,569          1,684,490
                                                                ----------------   ---------------   ----------------

Net Income                                                          $ 1,253,746       $ 2,275,569        $ 1,699,378
                                                                ================   ===============   ================

Net Income Per Limited Partner Unit                                   $   25.07         $   45.51          $   33.69
                                                                ================   ===============   ================

Weighted Average Number of
     Limited Partner Units Outstanding                                   50,000            50,000             50,000
                                                                ================   ===============   ================
                See accompanying notes to financial statements.



                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001 2000, and 1999


                                         General Partners                                                  Limited Partners
                               -------------------------------------   ----------------------------------------------------------
                                                      Accumulated                                               Accumulated
                                 Contributions         Earnings         Contributions       Distributions         Earnings
                               ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 1998          $    162,000        $   228,900       $  25,000,000      $ (28,363,884 )     $  23,303,687

    Distributions to limited
       partners ($41.25 per
       limited partner unit)                  --                 --                  --         (2,062,516 )                --
    Net income                                --             14,888                  --                 --           1,684,490
                               ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 1999               162,000            243,788          25,000,000        (30,426,400 )        24,988,177

    Distributions to limited
       partners ($66.12 per
       limited partner unit)                  --                 --          (1,092,122 )       (3,305,794 )                --
    Net income                                --                 --                  --                 --           2,275,569
                               ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2000               162,000            243,788          23,907,878        (33,732,194 )        27,263,746

    Distributions to limited
       partners ($58.27 per
       limited partner unit)                  --                 --            (542,529 )       (2,371,121 )                --
    Net income                                --                 --                  --                 --           1,253,746
                               ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2001          $    162,000        $   243,788       $  23,365,349      $ (36,103,315 )     $  28,517,492
                               ==================   ================   =================   ================   =================

                See accompanying notes to financial statements.



--------------------------------
  Syndication
     Costs            Total
 --------------   --------------

  $ (2,689,822 )    $17,640,881



            --       (2,062,516 )
            --        1,699,378
 --------------   --------------

    (2,689,822 )     17,277,743



            --       (4,397,916 )
            --        2,275,569
 --------------   --------------

    (2,689,822 )     15,155,396



            --       (2,913,650 )
            --        1,253,746
 --------------   --------------

  $ (2,689,822 )    $13,495,492
 ==============   ==============


                See accompanying notes to financial statements.






                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                     2001                  2000                 1999
                                                                ----------------      ---------------       ---------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                 $ 1,476,592          $ 1,526,829           $ 1,816,812
         Distributions from joint ventures                              471,123              508,341               476,092
         Cash paid for expenses                                        (287,216 )           (341,539 )            (335,662 )
         Interest received                                               11,267               47,510                47,755
                                                                ----------------      ---------------       ---------------
             Net cash provided by operating activities                1,671,766            1,741,141             2,004,997
                                                                ----------------      ---------------       ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                       548,874            2,361,028               827,678
         Additions to land and buildings on operating
             leases                                                          --              (34,165 )                  --
         Liquidating distribution from joint venture                   830,263                   --                     --
         Investment in joint ventures                                       --                   --               (762,151 )
         Collection on mortgage note receivable                             --                   --                  6,816
         Investment in certificate of deposit                          (60,038  )                --                     --
                                                                ----------------      ---------------       ---------------
             Net cash provided by investing activities                1,319,099            2,326,863                72,343
                                                                ----------------      ---------------       ---------------

      Cash Flows from Financing Activities:
         Proceeds from loan from corporate general
             partner                                                     75,000                   --                    --
         Repayment of loan from corporate general
             partner                                                    (75,000 )                 --                    --
         Distributions to limited partners                           (2,923,482 )         (4,480,216 )          (2,062,516 )
                                                                ----------------
                                                                                      ---------------       ---------------
             Net cash used in financing activities                   (2,923,482 )         (4,480,216 )          (2,062,516 )
                                                                ----------------      ---------------       ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                     67,383             (412,212 )              14,824

Cash and Cash Equivalents at Beginning of Year                          492,503              904,715               889,891
                                                                ----------------      ---------------       ---------------

Cash and Cash Equivalents at End of Year                             $  559,886           $  492,503            $  904,715
                                                                ================      ===============       ===============


                See accompanying notes to financial statements.







                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                      2001               2000              1999
                                                                 ---------------    ---------------    --------------

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

      Net Income                                                     $1,253,746         $2,275,569        $1,699,378
                                                                 ---------------    ---------------    --------------
      Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation                                               263,950            298,325           323,404
             Amortization                                                   516                516             2,539
             Provision for doubtful accounts                             52,295                 --                --
             Provision for write-down of assets                         223,550                 --                --
             Gain on sale of assets                                    (204,179 )         (766,913 )        (113,167 )
             Equity in earnings of joint ventures, net of
                distributions                                            29,154             65,429            35,877
             Decrease (increase) in receivables                          28,626            (61,959 )          85,765
             Decrease (increase) in due from related
                parties                                                   6,935             (5,433 )          (3,108 )
             Decrease (increase) in accrued rental
                income                                                    4,283            (11,353 )         (22,307 )
             Decrease (increase) in other assets                            526              5,592            (2,937 )
             Increase (decrease) in accounts payable,
                accrued expenses and accrued and
                escrowed real estate taxes                              (12,938 )           11,417            81,023
             Increase (decrease) in due to related
                parties                                                     361            (57,053 )         (74,541 )
             Increase (decrease) in rents paid in
                advance and deposits                                     24,941            (12,996 )          (6,929 )
                                                                 ---------------    ---------------    --------------
                  Total adjustments                                     418,020           (534,428 )         305,619
                                                                 ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                            $1,671,766         $1,741,141        $2,004,997
                                                                 ===============    ===============    ==============

Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

         Deferred real estate disposition fees incurred
             and unpaid at end of period                              $  16,620          $  71,056            $   --
                                                                 ===============    ===============    ==============

         Distributions declared and unpaid at
             December 31                                              $ 423,496          $ 433,329         $ 515,629
                                                                 ===============    ===============    ==============

                See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

                  Years Ended December 31, 2001, 2000, and 1999


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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for uncollectible accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership's investment in Kirkman Road Joint Venture is a joint venture arrangement with unaffiliated entities. The Partnership's investments in Holland Joint Venture and Show Low Joint Venture, and the properties in Arvada, Colorado; Mesa, Arizona; Smithfield, North Carolina; Vancouver, Washington; Overland Park, Kansas; and Memphis, Tennessee, each of which is held as tenants-in-common with affiliates of the general partners. These entities are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying Property.

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

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts.

         Lease Costs - Other assets included lease incentive costs and brokerage and legal fees associated with negotiating new leases which are amortized over the terms of the new leases using the straight-line method. When a property is sold or a lease is terminated, the related lease cost, if any, net of accumulated amortization is removed from the accounts and charged against income.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

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

         Reclassifications - Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


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

         Statement of Financial Accounting Standards No. 141 ("FAS 141") and Statement of Financial Accounting Standards No. 142 ("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         Statement of Financial Accounting Standards No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                     2001                   2000
                                                  ----------------   -----------------
                 Land                                $  5,190,252        $  5,425,803
                 Buildings                              7,291,925           8,085,027
                                                  ----------------   -----------------
                                                       12,482,177          13,510,830
                 Less accumulated depreciation         (3,426,361 )        (3,500,637 )
                                                  ----------------   -----------------

                                                     $  9,055,816        $ 10,010,193
                                                  ================   =================

         During 2000, the Partnership sold four of its properties, one in each of Jacksonville, Apopka, Sanford and Altamonte Springs, Florida, for a total of approximately $2,368,500 and received net sales proceeds
         totaling   approximately   $2,290,000,   resulting  in  gains  totaling
         $766,913. In connection with the sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $71,056 (see
         Note 8).

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         During 2001, the Partnership had recorded a provision for write-down of assets in the amount of $145,535 relating to the Denny's property in Rock Springs, Wyoming due to the fact that on October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. As a result, PRG rejected the lease related to this Property. The provision represented the difference between the carrying value of the property at December 31, 2001 and the current general partners' estimate of net realizable value for this property.

         In September 2001, the Partnership sold its property in Bay City, Texas, to the tenant and received net sales proceeds of approximately $548,900 resulting in a gain of $204,179. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $16,620 (see Note 8). Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions.

         In October 2001, the property in Casper, Wyoming was partially destroyed by fire. As a result, the Partnership recorded a provision for write-down of assets of $78,015 which represents the portion of the loss incurred by the Partnership in excess of insurance proceeds. As of December 31, 2001, the total undepreciated cost of the building of $216,817 was removed from the accounts. The insurance proceeds of $138,802 were included in receivables.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                   2002                                $1,075,167
                   2003                                   913,875
                   2004                                   885,260
                   2005                                   815,620
                   2006                                   810,566
                   Thereafter                           1,793,171
                                                  ----------------

                                                       $6,293,659
                                                  ================

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

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

4.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has a 50%, 49%, and 64% interest in the profits and losses of Kirkman Road Joint Venture, Holland Joint Venture and Show Low Joint Venture, respectively. The remaining interests in Holland Joint Venture and Show Low Joint Venture are held by affiliates of the general partners. The Partnership also has a 33.87%, a 57.91%, a 47%, a 37.01%, a 39.39%, and a 13.38% interest in properties in Arvada, Colorado; Mesa, Arizona; Smithfield, North Carolina; Vancouver, Washington, Overland, Kansas, and Memphis, Tennessee, respectively, with affiliates of the general partners, as tenants-in-common. Amounts relating to these investments are included in investment in joint ventures.

         In August 2001, Peoria Joint Venture, in which the Partnership owned a 48% interest, sold its property to a third party for approximately $1,786,900 resulting in a gain of approximately $136,700. The Partnership dissolved the joint venture in accordance with the joint venture agreement and did not incur a gain or loss on the dissolution. The Partnership received approximately $830,300 representing its pro-rata share of the liquidation proceeds from the joint venture.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Investment in Joint Ventures:
         ----------------------------

         Kirkman Road Joint Venture, Holland Joint Venture, Show Low Joint Venture, and the Partnership and affiliates, as tenants-in-common in six separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurant. The following presents the combined, condensed financial information for the joint ventures and the six properties held as tenants-in-common with affiliates at December 31:

                                                                              2001                 2000
                                                                         ----------------     ---------------
                 Land and buildings on operating leases, net                 $ 7,774,746          $8,506,040
                 Net investment in direct financing leases                     2,177,989           3,216,756
                 Cash                                                             29,589              41,285
                 Receivables                                                       1,971                  37
                 Accrued rental income                                             2,180             377,319
                 Other assets                                                    373,454               1,485
                 Liabilities                                                      20,843              30,706
                 Partners' capital                                            10,339,086          12,112,216
                 Revenues                                                      1,101,784           1,313,152
                 Net income                                                      883,639           1,102,214

         The Partnership recognized income totaling $441,969, $443,567, and $440,215 for the years ended December 31, 2001, 2000, 1999, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates of the general partners.

5.       Receivables:
         -----------

         In March 1996, the Partnership accepted a promissory note from the former tenant of the property in Gainesville, Texas, in the amount of $96,502, representing past due rental and other amounts, which had been included in receivables and for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $2,156, including interest at a rate of 11% per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership established an allowance for doubtful accounts and is recognizing income as collected. As of December 31, 2000, the balance of the allowance for doubtful accounts was $61,262 including accrued interest of $9,702, representing the uncollected amounts under this promissory

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Receivables - Continued:
         -----------------------

         note. During 2001, the Partnership wrote off all uncollected balances and ceased collection efforts.

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

         From inception through December 31, 1999, generally net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first on a pro rata basis to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


6.       Allocations and Distributions - Continued:
         -----------------------------------------

         reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership declared distributions to the limited partners of $2,913,650, $4,397,916, and $2,062,516, respectively. Distributions for the year ended December 31, 2001 and 2000, included $1,200,000 and $2,500,000 in special distributions, as a result of the distributions of net sales proceeds from the sales of several properties. These special distributions were effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $657,471 and $1,407,878 were applied toward the limited partners' 10% Preferred Return and the balances of $542,529 and $1,092,122 were treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the properties in 2001 and 2000, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing the quarters ended September 30, 2001 and 2000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2001             2000              1999
                                                                --------------   --------------   ---------------
          Net income for financial reporting purposes               1,253,746      $ 2,275,569       $ 1,699,378

          Depreciation for financial reporting purposes in
               excess of depreciation for tax reporting
               purposes                                                11,312           15,756            16,973

          Gain on sale of assets for financial reporting
               purposes in excess of gain for tax reporting
               purposes                                                (6,653 )        (27,863 )          (9,342 )

          Equity in earnings of joint ventures for tax
               reporting purposes in excess of (less than)
               equity in earnings of joint ventures for
               financial reporting purposes                            32,953          (20,354 )         (35,096 )

          Capitalization (deduction) of transaction costs
               for tax reporting purposes                                  --         (144,538 )         128,330

          Allowance for doubtful accounts                            (122,653 )         67,603            23,255

          Accrued rental income                                         4,283          (11,353 )         (22,307 )

          Rents paid in advance                                        (9,950 )        (11,996 )          (4,927 )

          Provision for write-down of assets                          223,550               --                --

          Provision for contamination expenses                             --           75,000                --
                                                                --------------   --------------   ---------------

          Net income for federal income tax purposes              $ 1,386,588      $ 2,217,824       $ 1,796,264
                                                                ==============   ==============   ===============

8.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP (the "Advisor") is a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors,

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions- Continued:
         -------------------------------------

         Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures and the properties held as tenants-in-common with affiliates or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold no property management fees were incurred during the years ended December 31, 2001, 2000 and 1999.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the years ended December 31, 2001 and 2000, the Partnership incurred $16,620 and $71,056 in deferred, subordinated, real estate disposition fees as a result of the 2001 and 2000 sales of properties.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions- Continued:
         -------------------------------------

         During  the  years  ended  December  31,  2001,  2000,  and  1999,  the
         Partnership's advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis, including services during 2000 and 1999 relating to the proposed and terminated merger. The Partnership incurred $140,936, $82,134, and $97,053, for the years ended December 31, 2001, 2000, and 1999, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                               2001           2000
                                                           --------------  --------------
                Due to Advisor and its affiliates:
                     Expenditures incurred on behalf
                         of the Partnership, including
                         accounting and administrative
                         services                              $   3,812       $   3,451
                     Deferred, subordinated real
                         estate disposition fee                  132,826         116,206
                                                           --------------  --------------

                                                               $ 136,638       $ 119,657
                                                           ==============  ==============

9.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and mortgage interest income from individual lessees, each representing more than ten percent of the Partnerships' total rental income (including the Partnership's share of rental income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                      2001               2000               1999
                                                  --------------     --------------    ---------------
           Golden Corral Corporation                   $397,632           $413,941           $424,944
           Restaurant Management Services, Inc.             N/A                N/A            253,628

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


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

                                                2001               2000               1999
                                            --------------     --------------    ----------------
          Golden Corral Family
               Steakhouse Restaurants            $397,632           $413,941            $424,944
          Wendy's Old Fashioned
               Hamburger Restaurants              219,778                N/A                 N/A
          Popeyes Famous Fried
               Chicken Restaurants                    N/A                N/A             253,628

         The information denoted by N/A indicates that for each period presented, the tenant and the chain did not represent more than ten percent of the Partnership's total rental and mortgage interest income.

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

10.      Commitments and Contingencies:
         -----------------------------

         During 2000, in connection with the proposed sale of the property in Ocala, Florida, underground petroleum contamination was discovered during the due diligence phase. As a result of the discovery of the contamination, the sales contract was terminated. The Partnership applied to a state funded clean-up program and received notification it was eligible and accepted into the program. Under the state funded clean-up program, the Partnership is responsible for 25% of the actual clean-up costs and will receive assistance for the remaining 75% of the costs. During 2000, the Partnership anticipated that total clean-up costs would be approximately $300,000 and accrued 25%, or $75,000, of the estimated clean-up costs in general operating and administrative expenses. The clean-up

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Commitments and Contingencies - Continued:
         -----------------------------------------

         process is currently in the planning stages and is expected to be completed in approximately three years.

11.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000.

              2001 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------
         Revenue (1)                      $462,043         $434,367          $530,052          $438,271       $ 1,864,733
         Net income                        106,405          272,598           622,541           252,202         1,253,746
         Net income per
             limited partner
             unit                             2.13             5.45             12.45              5.04             25.07

              2000 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $571,376         $525,788          $499,591          $512,347       $ 2,109,102
         Net income                        385,547          623,535           866,464           400,023         2,275,569
         Net income per
             limited partner
             unit                             7.63            12.37             17.18              8.33             45.51

(1)      Revenues include equity in earnings of joint ventures.

12.      Subsequent Event:
         ----------------

         In January  2002,  a tenant,  Houlihan's  Restaurant,  Inc.,  filed for
         bankruptcy   and  rejected  the  lease  relating  to  the  Property  in
         Greensboro,  North Carolina,  owned by Show Low Joint Venture.

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2001
----------------------------------     --------------------------------------      ------------------------------
Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting                and
operating expenses                     the  lower  of  cost  or  90%  of the       administra-tive     services:
                                       prevailing  rate at which  comparable       $140,936
                                       services  could have been obtained in
                                       the  same  geographic  area.  If  the
                                       General  Partners or their affiliates
                                       loan  funds to the  Partnership,  the
                                       General  Partners or their affiliates
                                       will be  reimbursed  for the interest
                                       and  fees  charged  to  them  by  the
                                       unaffiliated    lenders    for   such
                                       loans.   Affiliates  of  the  General
                                       Partners  from  time  to  time  incur
                                       certain operating  expenses on behalf
                                       of  the  Partnership  for  which  the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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






                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $16,620
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount  equal  to the  lesser  of (i)
                                       one-half of a competitive real
                                       estate commission, or (ii) three
                                       percent of the sales price of such
                                       Property or Properties. Payment of
                                       such  fee   shall  be  made  only  if
                                       affiliates of the General Partners
                                       provide a substantial amount of
                                       services in connection with the sale
                                       of a Property or Properties and
                                       shall be subordinated to certain
                                       minimum returns to the Limited
                                       Partners.  However,  if the net sales
                                       are reinvested in a replacement
                                       Property,   no   such   real   estate
                                       disposition fee will be incurred
                                       until such replacement Property is
                                       sold and the net sales  proceeds  are
                                       distributed.

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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
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

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001, 2000, and 1999

                  Statements of Partners' Capital for the years ended December 31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

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

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 2001 through December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2002.

                                       CNL INCOME FUND II, LTD.

                                       By:      CNL REALTY CORPORATION
                                                General Partner

                                                /s/ Robert A. Bourne
                                                -------------------------------
                                                ROBERT A. BOURNE, President


                                       By:      ROBERT A. BOURNE
                                                General Partner

                                                /s/ Robert A. Bourne
                                                -------------------------------
                                                ROBERT A. BOURNE


                                       By:      JAMES M. SENEFF, JR.
                                                General Partner

                                                /s/ James M. Seneff, Jr.
                                                -------------------------------
                                                JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 26, 2002
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 26, 2002
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999


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

  1999        Allowance for
                  doubtful
                  accounts (a)        $  55,435          $    --        $   25,411 (b)       $   --         $  2,156      $ 78,690
                                  ==============  ===============  ================    =============     ============  ============

  2000        Allowance for
                  doubtful
                  accounts (a)        $  78,690       $   10,963        $   69,815 (b)       $   --         $ 13,175     $ 146,293
                                  ==============  ===============  ================    =============     ============  ============

  2001        Allowance for
                  doubtful
                  accounts (a)        $ 146,293       $   62,770        $  136,620 (b)    $ 314,463 (c)     $  7,580      $ 23,640
                                 ==============  ===============  ================    =============     ============  ============


(a)    Deducted from receivables on the balance sheet.

(b)    Reduction of rental and other income.

(c)    Amounts written off as uncollectible.

                                        CNL INCOME FUND II, LTD.
                                    (A Florida Limited Partnership)

                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                           December 31, 2001


                                                                             Costs Capitalized
                                                                                Subsequent to
                                                      Initial Cost              Acquisition
                                               -------------------------  ---------------------
                                 Encum-                      Buildings and Improve-    Carrying
                                brances           Land        Improvements  ments       Costs
                               -----------     ------------  -----------  -----------  --------
Properties the Partnership
   has Invested in:

    Burger King Restaurant:
      San Antonio, Texas           -              $373,095     $384,458            -         -

    Checkers Drive-In Restaurants:
      Fayetteville, Georgia        -               338,735            -            -         -
      Atlanta, Georgia             -               317,128            -            -         -

    Denny's Restaurants:
      Casper, Wyoming (m)          -               184,285            -            -         -
      Rock Springs, Wyoming (n)    -               217,448      488,991            -         -

    Golden Corral Family
      Steakhouse Restaurants:
          Tomball, Texas           -               311,019      529,759       22,330         -
          Pineville, Louisiana (e) -               187,961      503,435            -         -
          Nederland, Texas         -               327,473      520,701            -         -

    Hableanos Mexican Grill Restaurant:
          Hueytown, Alabama        -               258,084      513,853            -         -

    Jack in the Box Restaurant:
      Lubbock, Texas               -               229,198      408,702            -         -

    KFC Restaurant:                -
      Eagan, Minnesota             -               202,084      370,247       31,976         -

    Lonestar Steakhouse &
      Saloon Restaurant:
          Sterling Heights, Michiga- (f)           430,281            -      648,736         -

    Pizza Hut Restaurants:
      Clayton, New Mexico          -                54,093      200,141            -         -
      Santa Rosa, New Mexico       -                75,963      168,204            -         -
      Childress, Texas             -                71,512      145,191            -         -
      Coleman, Texas               -                70,208      141,004            -         -

    Ponderosa Steakhouse Restaurant:
      Scottsburg, Indiana          -               208,781            -      518,884         -

    Popeyes Famous Fried
      Chicken Restaurants:
          Ocala, Florida           -               218,677      274,992            -         -

    Wendy's Old Fashioned
      Hamburger Restaurants:
          Gainesville, Texas       -               166,302      449,914            -         -
          Vail, Colorado           -               782,609            -      550,346         -

    Other:
      Oxford, Alabama (g)          -               152,567      355,990            -         -
      Lombard, Illinois (h)        -                85,517       96,205       40,633         -
                                               ------------  -----------  -----------  --------

                                                $5,263,020   $5,551,787   $1,812,905         -
                                               ============  ===========  ===========  ========

Property of Joint Venture in
  Which the Partnership has a
  50% Interest and has Invested
  in Under an Operating Lease:

    Pizza Hut Restaurant:
      Orlando, Florida             -              $330,568     $220,588            -         -
                                               ============  ===========  ===========  ========

Property of Joint Venture in
  Which the Partnership has a
  49% Interest and has Invested
  in Under an Operating Lease:

    Denny's Restaurant:
      Holland, Michigan            -              $295,987            -     $780,451         -
                                               ============  ===========  ===========  ========

Property of Joint Venture in
  Which the Partnership has a
  64% Interest and has Invested
  in Under an Operating Lease:

    Darryl's Restaurant:
      Greensboro, North Carolina (o-              $261,013     $489,757            -         -
                                               ============  ===========  ===========  ========

Property in Which the Partnership
   has a 33.87% Interest as Tenants-
   In-Common and has Invested
   in Under an Operating Lease

    Arby's Restaurant:
      Arvada, Colorado             -              $260,439     $545,126            -         -
                                               ============  ===========  ===========  ========

Property in Which the Partnership
   has a 57.91% Interest as Tenants
   -in-Common and has Invested in
   Under an Operating Lease:

    Del Taco Restaurant:
      Mesa, Arizona                -              $440,843            -            -         -
                                               ============  ===========  ===========  ========

Property in Which the
   Partnership has a 47%
   Interest as Tenants-In-
   Common and has Invested
   in Under an Operating Lease:

    Golden Corral Restaurant:
      Smithfield, North Carolina   -              $264,272   $1,155,018            -         -
                                               ============  ===========  ===========  ========

Property in Which the
   Partnership has a 37.01%
   Interest as Tenants-in-
   Common and has Invested
   in Under an Operating Lease:

    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington        -              $875,659   $1,389,366            -         -
                                               ============  ===========  ===========  ========

Property in Which the
   Partnership has a 13.38%
   Interest as Tenants-In-
   Common and has Invested
   in Under an Operating Lease:

    IHOP Restaurant
      Memphis, Tennessee           -              $678,890     $825,076            -         -
                                               ============  ===========  ===========  ========

Property of Joint Venture in
   Which the Parnership has a
   64% Interest has Invested in
   Under a Direct Financing Lease:

    Boston Market Restaurant:
      Mesa, Arizona                -                     -     $650,622            -         -
                                               ============  ===========  ===========  ========

Property inWhich the
   Partnership has a 39.39%
   Interest as Tenants- In-Common
   and has Invested in Under a
   Direct Financing Lease:

      IHOP Restaurant
         Overland Park, Kansas     -              $335,374   $1,273,134            -         -
                                               ============  ===========  ===========  ========




   Net Cost Basis at Which                                                 Life on Which
  Carried at Close of Period (c)                                          Depreciation in
-----------------------------------------               Date               Latest Income
               Buildings and               Accumulated  of Con-    Date    Statement is
    Land       Improvements     Total      Depreciation struction Acquired   Computed
-------------  ------------   -----------  -----------  -------   -------- ------------




    $373,095      $384,458      $757,553     $185,821    1987      07/87       (b)


     338,735             -       338,735           (d)    -        12/94       (d)
     317,128             -       317,128           (d)    -        12/94       (d)


     184,285             -       184,285           (m)   1983      09/87       (b)
     144,680       416,224       560,904      230,874    1983      09/87       (b)



     311,019       552,089       863,108      268,697    1987      05/87       (b)
     187,961       503,435       691,396      244,725    1987      06/87       (b)
     327,473       520,701       848,174      250,226    1987      08/87       (b)


     258,084       513,853       771,937      249,789    1987      06/87       (b)


     229,198       408,702       637,900      114,884    1993      07/93       (b)


     202,084       402,223       604,307      191,056    1987      10/87       (b)



     430,281       648,736     1,079,017      299,139    1988      08/87       (b)


      54,093       200,141       254,234       96,179    1986      08/87       (b)
      75,963       168,204       244,167       80,831    1986      08/87       (b)
      71,512       145,191       216,703       69,772    1974      08/87       (b)
      70,208       141,004       211,212       66,194    1977      12/87       (b)


     208,781       518,884       727,665      239,263    1988      10/87       (b)



     218,677       274,992       493,669      136,732    1987      02/87       (b)



     166,302       449,914       616,216      217,458    1986      07/87       (b)
     782,609       550,346     1,332,955      264,472    1987      08/87       (b)


     152,567       355,990       508,557      164,639    1987      02/88       (b)
      85,517       136,838       222,355       55,610    1973      10/87       (b)
-------------  ------------   -----------  -----------

  $5,190,252    $7,291,925    $12,482,177  $3,426,361
=============  ============   ===========  ===========







    $330,568      $220,588      $551,156     $104,472    1987      10/87       (b)
=============  ============   ===========  ===========







    $295,987      $780,451    $1,076,438     $342,531    1988      10/87       (b)
=============  ============   ===========  ===========







    $261,013      $489,757      $750,770       $9,606    1987      07/87       (m)
=============  ============   ===========  ===========







    $260,439      $545,126      $805,565     $132,223    1994      09/94       (b)
=============  ============   ===========  ===========







    $440,843             -      $440,843      (i)        1997      10/97       (l)
=============  ============   ===========  ===========







    $264,272    $1,155,018    $1,419,290     $154,951    1996      12/97       (b)
=============  ============   ===========  ===========







    $875,659    $1,389,366    $2,265,025     $185,373    1994      12/97       (b)
=============  ============   ===========  ===========







    $678,890      $825,076    $1,503,966     $109,151    1997      01/98       (b)
=============  ============   ===========  ===========







           -            (j)           (j)          (i)   1997      10/97       (n)
=============







           -            (k)           (k)          (j)   1997      01/98       (j)
=============

                                        CNL INCOME FUND II, LTD.
                                    (A Florida Limited Partnership)

                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                           December 31, 2001


                                                                             Costs Capitalized
                                                                                Subsequent to
                                                      Initial Cost              Acquisition
                                               -------------------------  ---------------------
                                 Encum-                      Buildings and Improve-    Carrying
                                brances           Land        Improvements  ments       Costs
                               -----------     ------------  -----------  -----------  --------
Properties the Partnership
   has Invested in:

    Burger King Restaurant:
      San Antonio, Texas           -              $373,095     $384,458            -         -

    Checkers Drive-In Restaurants:
      Fayetteville, Georgia        -               338,735            -            -         -
      Atlanta, Georgia             -               317,128            -            -         -

    Denny's Restaurants:
      Casper, Wyoming (m)          -               184,285            -            -         -
      Rock Springs, Wyoming (n)    -               217,448      488,991            -         -

    Golden Corral Family
      Steakhouse Restaurants:
          Tomball, Texas           -               311,019      529,759       22,330         -
          Pineville, Louisiana (e) -               187,961      503,435            -         -
          Nederland, Texas         -               327,473      520,701            -         -

    Hableanos Mexican Grill Restaurant:
          Hueytown, Alabama        -               258,084      513,853            -         -

    Jack in the Box Restaurant:
      Lubbock, Texas               -               229,198      408,702            -         -

    KFC Restaurant:                -
      Eagan, Minnesota             -               202,084      370,247       31,976         -

    Lonestar Steakhouse &
      Saloon Restaurant:
          Sterling Heights, Michiga- (f)           430,281            -      648,736         -

    Pizza Hut Restaurants:
      Clayton, New Mexico          -                54,093      200,141            -         -
      Santa Rosa, New Mexico       -                75,963      168,204            -         -
      Childress, Texas             -                71,512      145,191            -         -
      Coleman, Texas               -                70,208      141,004            -         -

    Ponderosa Steakhouse Restaurant:
      Scottsburg, Indiana          -               208,781            -      518,884         -

    Popeyes Famous Fried
      Chicken Restaurants:
          Ocala, Florida           -               218,677      274,992            -         -

    Wendy's Old Fashioned
      Hamburger Restaurants:
          Gainesville, Texas       -               166,302      449,914            -         -
          Vail, Colorado           -               782,609            -      550,346         -

    Other:
      Oxford, Alabama (g)          -               152,567      355,990            -         -
      Lombard, Illinois (h)        -                85,517       96,205       40,633         -
                                               ------------  -----------  -----------  --------

                                                $5,263,020   $5,551,787   $1,812,905         -
                                               ============  ===========  ===========  ========

Property of Joint Venture in
  Which the Partnership has a
  50% Interest and has Invested
  in Under an Operating Lease:

    Pizza Hut Restaurant:
      Orlando, Florida             -              $330,568     $220,588            -         -
                                               ============  ===========  ===========  ========

Property of Joint Venture in
  Which the Partnership has a
  49% Interest and has Invested
  in Under an Operating Lease:

    Denny's Restaurant:
      Holland, Michigan            -              $295,987            -     $780,451         -
                                               ============  ===========  ===========  ========

Property of Joint Venture in
  Which the Partnership has a
  64% Interest and has Invested
  in Under an Operating Lease:

    Darryl's Restaurant:
      Greensboro, North Carolina (o-              $261,013     $489,757            -         -
                                               ============  ===========  ===========  ========

Property in Which the Partnership
   has a 33.87% Interest as Tenants-
   In-Common and has Invested
   in Under an Operating Lease

    Arby's Restaurant:
      Arvada, Colorado             -              $260,439     $545,126            -         -
                                               ============  ===========  ===========  ========

Property in Which the Partnership
   has a 57.91% Interest as Tenants
   -in-Common and has Invested in
   Under an Operating Lease:

    Del Taco Restaurant:
      Mesa, Arizona                -              $440,843            -            -         -
                                               ============  ===========  ===========  ========

Property in Which the
   Partnership has a 47%
   Interest as Tenants-In-
   Common and has Invested
   in Under an Operating Lease:

    Golden Corral Restaurant:
      Smithfield, North Carolina   -              $264,272   $1,155,018            -         -
                                               ============  ===========  ===========  ========

Property in Which the
   Partnership has a 37.01%
   Interest as Tenants-in-
   Common and has Invested
   in Under an Operating Lease:

    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington        -              $875,659   $1,389,366            -         -
                                               ============  ===========  ===========  ========

Property in Which the
   Partnership has a 13.38%
   Interest as Tenants-In-
   Common and has Invested
   in Under an Operating Lease:

    IHOP Restaurant
      Memphis, Tennessee           -              $678,890     $825,076            -         -
                                               ============  ===========  ===========  ========

Property of Joint Venture in
   Which the Parnership has a
   64% Interest has Invested in
   Under a Direct Financing Lease:

    Boston Market Restaurant:
      Mesa, Arizona                -                     -     $650,622            -         -
                                               ============  ===========  ===========  ========

Property inWhich the
   Partnership has a 39.39%
   Interest as Tenants- In-Common
   and has Invested in Under a
   Direct Financing Lease:

      IHOP Restaurant
         Overland Park, Kansas     -              $335,374   $1,273,134            -         -
                                               ============  ===========  ===========  ========




   Net Cost Basis at Which                                                 Life on Which
  Carried at Close of Period (c)                                          Depreciation in
-----------------------------------------               Date               Latest Income
               Buildings and               Accumulated  of Con-    Date    Statement is
    Land       Improvements     Total      Depreciation struction Acquired   Computed
-------------  ------------   -----------  -----------  -------   -------- ------------




    $373,095      $384,458      $757,553     $185,821    1987      07/87       (b)


     338,735             -       338,735           (d)    -        12/94       (d)
     317,128             -       317,128           (d)    -        12/94       (d)


     184,285             -       184,285           (m)   1983      09/87       (b)
     144,680       416,224       560,904      230,874    1983      09/87       (b)



     311,019       552,089       863,108      268,697    1987      05/87       (b)
     187,961       503,435       691,396      244,725    1987      06/87       (b)
     327,473       520,701       848,174      250,226    1987      08/87       (b)


     258,084       513,853       771,937      249,789    1987      06/87       (b)


     229,198       408,702       637,900      114,884    1993      07/93       (b)


     202,084       402,223       604,307      191,056    1987      10/87       (b)



     430,281       648,736     1,079,017      299,139    1988      08/87       (b)


      54,093       200,141       254,234       96,179    1986      08/87       (b)
      75,963       168,204       244,167       80,831    1986      08/87       (b)
      71,512       145,191       216,703       69,772    1974      08/87       (b)
      70,208       141,004       211,212       66,194    1977      12/87       (b)


     208,781       518,884       727,665      239,263    1988      10/87       (b)



     218,677       274,992       493,669      136,732    1987      02/87       (b)



     166,302       449,914       616,216      217,458    1986      07/87       (b)
     782,609       550,346     1,332,955      264,472    1987      08/87       (b)


     152,567       355,990       508,557      164,639    1987      02/88       (b)
      85,517       136,838       222,355       55,610    1973      10/87       (b)
-------------  ------------   -----------  -----------

  $5,190,252    $7,291,925    $12,482,177  $3,426,361
=============  ============   ===========  ===========







    $330,568      $220,588      $551,156     $104,472    1987      10/87       (b)
=============  ============   ===========  ===========







    $295,987      $780,451    $1,076,438     $342,531    1988      10/87       (b)
=============  ============   ===========  ===========







    $261,013      $489,757      $750,770       $9,606    1987      07/87       (m)
=============  ============   ===========  ===========







    $260,439      $545,126      $805,565     $132,223    1994      09/94       (b)
=============  ============   ===========  ===========







    $440,843             -      $440,843      (i)        1997      10/97       (l)
=============  ============   ===========  ===========







    $264,272    $1,155,018    $1,419,290     $154,951    1996      12/97       (b)
=============  ============   ===========  ===========







    $875,659    $1,389,366    $2,265,025     $185,373    1994      12/97       (b)
=============  ============   ===========  ===========







    $678,890      $825,076    $1,503,966     $109,151    1997      01/98       (b)
=============  ============   ===========  ===========







           -            (j)           (j)          (i)   1997      10/97       (n)
=============







           -            (k)           (k)          (j)   1997      01/98       (j)
=============


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


(a) Transactions in real estate and accumulated depreciation during 2001, 2000 and 1999, are summarized as follows:

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 1998                                 $ 16,466,663        $  3,631,359
                 Dispositions                                                   (901,782 )          (187,294 )
                 Depreciation expense                                                 --             323,404
                                                                         ----------------   -------------------

                 Balance, December 31, 1999                                   15,564,881           3,767,469
                 Addition                                                         34,166                  --
                 Dispositions                                                 (2,088,217 )          (565,157 )
                 Depreciation expense                                                 --             298,325
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                   13,510,830           3,500,637
                 Provision for write-down of assets                             (145,535 )                --
                 Dispositions                                                   (467,936 )          (139,862 )
                 Loss from casualty on assets                                   (415,181 )          (198,364 )
                 Depreciation expense                                                 --             263,950
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $ 12,482,177        $  3,426,361
                                                                         ================   =================


            Property of Joint Venture in Which the Partnership has a 50%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                  $   551,156         $    82,415
                 Depreciation expense                                                 --               7,353
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      551,156              89,768
                 Depreciation expense                                                 --               7,352
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      551,156              97,120
                 Depreciation expense                                                 --               7,352
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                  $   551,156         $   104,472
                                                                         ================   =================





                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Property of Joint Venture in Which the Partnership has a 49%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                 $  1,076,438         $   264,486
                 Depreciation expense                                                 --              26,015
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,076,438             290,501
                 Depreciation expense                                                 --              26,015
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,076,438             316,516
                 Depreciation expense                                                 --              26,015
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  1,076,438         $   342,531
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has a 64%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                  $   261,013            $     --
                 Depreciation expense (i)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      261,013                  --
                 Depreciation expense (i)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      261,013                  --
                 Reclassified to operating lease                                 489,757                  --
                 Depreciation expense                                                 --               9,606
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                  $   750,770          $    9,606
                                                                         ================   =================







                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Property in Which the Partnership has a 33.87% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                  $   805,565         $    77,712
                 Depreciation expense                                                 --              18,171
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      805,565              95,883
                 Depreciation expense                                                 --              18,170
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      805,565             114,053
                 Depreciation expense                                                 --              18,170
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                  $   805,565         $   132,223
                                                                         ================   =================

            Property in Which the Partnership has a 57.91% Interest as
              Tenants-in-Common and had Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                 $  1,091,465         $    25,836
                 Depreciation expense                                                 --              21,688
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,091,465              47,524
                 Depreciation expense                                                 --              21,688
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,091,465              69,212
                 Reclassified to capital lease (l)                              (650,622 )           (83,911 )
                 Depreciation expense                                                 --              14,699
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                  $   440,843            $     --
                                                                         ================   =================





                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ----------------
            Property in Which the Partnership has 47% Interest as
              Tenants-in-Common and had Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                  $  1,419,290         $    39,450
                 Depreciation expense                                                  --              38,501
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                     1,419,290              77,951
                 Depreciation expense                                                  --              38,500
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                     1,419,290             116,451
                 Depreciation expense                                                  --              38,500
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                  $  1,419,290         $   154,951
                                                                          ================    ================

            Property in Which the Partnership has a 37.01%
              Interest as Tenants-in-Common and had Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                  $  2,265,025         $    46,437
                 Depreciation expense                                                  --              46,312
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                     2,265,025              92,749
                 Depreciation expense                                                  --              46,312
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                     2,265,025             139,061
                 Depreciation expense                                                  --              46,312
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                  $  2,265,025         $   185,373
                                                                          ================    ================

            Property in Which the Partnership has a 13.38% Interest as
              Tenants-in-Common and had Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                  $  1,503,966         $    26,642
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                     1,503,966              54,145
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                     1,503,966              81,648
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                  $  1,503,966         $   109,151
                                                                          ================    ================




                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Property of Joint Venture in Which the Partnership has a 48%
              Interest and has Invested in Under a Operating Lease:

                 Balance, December 31, 1998                                     $     --            $     --
                 Acquisitions                                                    466,183                  --
                 Depreciation expense (j)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      466,183                  --
                 Depreciation expense (j)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      466,183                  --
                 Dispositions                                                   (466,183 )                --
                 Depreciation expense (j)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                     $     --            $     --
                                                                         ================   =================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and the joint ventures (including the Properties held as tenants-in-common) for federal income tax purposes was $12,996,489 and $10,881,692, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(i) The portion of the lease relating to the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


(j) Certain components of the lease relating to the land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(k) During the year ended December 31, 1997, the Partnership and an affiliate as tenants-in-common, purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $1,091,465.

(l) Effective September 15, 2001, this Property was re-leased, resulting in a reclassification of the building portion of the lease as a capital lease.

(m) In October 2001, the Property in Casper, Wyoming was partially destroyed by fire. As a result, the Partnership recorded a provision for write-down of assets of $78,015 which represents the portion of the loss incurred by the Partnership in excess of insurance proceeds. As of December 31, 2001, the total undepreciated cost of the building of $216,817 was removed from the accounts; therefore, depreciation is not applicable.

(n) The undepreciated cost of the Property in Rock Springs, Wyoming, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $145,535 during 2001. The impairment represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 2001. The cost of the Property presented on this schedule is the net cost basis at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

(o) In January 2002, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease as an operating lease at December 31, 2001. The building was recorded at net book value as of December 31, 2001 and depreciated over its remaining estimated life of approximately 26 years.