Form 10-Q
period 2002-03-31
CNL INCOME FUND II LTD
filed 2002-05-15
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _____________________


                             Commission file number
                                     0-16824
                     ---------------------------------------


                            CNL Income Fund II, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-2733859
----------------------------------              -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


    450 South Orange Avenue
        Orlando, Florida                                     32801
----------------------------------              -----------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,               December 31,
                                                                               2002                      2001
                                                                         ------------------       -------------------
                             ASSETS

Land and buildings on operating leases, net                                    $ 8,994,983               $ 9,055,816
Investment in joint ventures                                                     4,148,500                 4,154,855
Cash and cash equivalents                                                          623,166                   559,886
Certificate of deposit                                                              62,985                    62,248
Receivables, less allowance for doubtful accounts
    of $23,640 in 2001 and 2000                                                     15,047                   151,479
Due from related party                                                               2,607                     1,607
Accrued rental income                                                              204,841                   203,759
Other assets                                                                         7,257                     3,593
                                                                         ------------------       -------------------

                                                                              $ 14,059,386              $ 14,193,243
                                                                         ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                           $   82,383                $   83,096
Real estate taxes payable                                                           13,715                     9,093
Distributions payable                                                              423,496                   423,496
Due to related parties                                                             152,964                   136,638
Rents paid in advance and deposits                                                  43,292                    45,428
                                                                         ------------------       -------------------
    Total liabilities                                                              715,850                   697,751

Commitments and Contingencies (Note 2)

Partners' capital                                                               13,343,536                13,495,492
                                                                         ------------------       -------------------

                                                                              $ 14,059,386              $ 14,193,243
                                                                         ==================       ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                               Quarter Ended
                                                                 March 31,
                                                           2002                2001
                                                      ----------------    ---------------
Revenues:
    Rental income from operating leases                    $  313,710          $ 339,837
    Contingent rental income                                   10,299                 --
    Interest and other income                                   1,713             15,239
                                                      ----------------    ---------------
                                                              325,722            355,076
                                                      ----------------    ---------------

Expenses:
    General operating and administrative                       59,021             84,230
    Provision for doubtful accounts                                --             20,037
    Professional services                                      13,795             17,126
    Real estate taxes                                           1,070              4,173
    State and other taxes                                      13,669             17,573
    Depreciation and amortization                              60,962             66,964
    Provision for write-down of assets                             --            145,535
                                                      ----------------    ---------------
                                                              148,517            355,638
                                                      ----------------    ---------------

Income (Loss) Before Equity in Earnings of
    Joint Ventures                                            177,205               (562 )

Equity in Earnings of Joint Ventures                           94,335            106,967
                                                      ----------------    ---------------

Net Income                                                 $  271,540          $ 106,405
                                                      ================    ===============

Net Income Per Limited Partner Unit                         $    5.43           $   2.13
                                                      ================    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                          50,000             50,000
                                                      ================    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                        Quarter Ended            Year Ended
                                                          March 31,             December 31,
                                                             2002                   2001
                                                      --------------------    ------------------
General partners:
    Beginning balance                                         $   405,788            $  405,788
    Net income                                                         --                    --
                                                      --------------------    ------------------
                                                                  405,788               405,788
                                                      --------------------    ------------------

Limited partners:
    Beginning balance                                          13,089,704            14,749,608
    Net income                                                    271,540             1,253,746
    Distributions ($8.47 and $58.27 per
       limited partner unit, respectively)                       (423,496 )          (2,913,650 )
                                                      --------------------    ------------------
                                                               12,937,748            13,089,704
                                                      --------------------    ------------------

Total partners' capital                                      $ 13,343,536          $ 13,495,492
                                                      ====================    ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                       2002               2001
                                                                                   --------------     --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                          $ 347,974          $ 414,803
                                                                                   --------------     --------------

    Cash Flows from Investing Activities:
       Insurance proceeds for casualty loss on building                                  138,802                 --
                                                                                   --------------     --------------
              Net cash provided by investing activities                                  138,802                 --
                                                                                   --------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                                (423,496 )         (433,329 )
                                                                                   --------------     --------------
              Net cash used in financing activities                                     (423,496 )         (433,329 )
                                                                                   --------------     --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                      63,280            (18,526 )

Cash and Cash Equivalents at Beginning of Quarter                                        559,886            492,503
                                                                                   --------------     --------------

Cash and Cash Equivalents at End of Quarter                                            $ 623,166          $ 473,977
                                                                                   ==============     ==============

Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of quarter                             $ 423,496          $ 433,329
                                                                                   ==============     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.       Reclassification:
         ----------------

         Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.       Commitments and Contingencies:
         -----------------------------

         In connection with the proposed sale of a Property in Ocala, Florida, underground petroleum contamination was discovered during the due diligence phase in a prior year. As a result of the discovery of the contamination, the sales contract was terminated. The Partnership applied to a state funded clean-up program and received notification it was eligible for state assistance. Under the state funded clean-up program, the Partnership will be responsible for 25% of the actual clean-up costs and will receive assistance for the remaining 75% of the costs. The Partnership anticipated that future clean-up costs would be approximately $300,000 and during the year ended December 31, 2000, accrued 25%, or $75,000 of the estimated clean-up costs as a liability. None of these anticipated clean-up costs have been incurred or paid by the Partnership as of May 3, 2002.

         The Partnership has entered into an agreement with the tenant to sell the Burger King Property in San Antonio, Texas. As of May 3, 2002, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 31 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $347,974 and $414,803 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in cash from operations for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2002.

         In October 2001, the Property in Casper, Wyoming was partially destroyed by fire. As a result, the Partnership collected approximately $138,800 in insurance proceeds.

         The Partnership has entered into an agreement with the tenant to sell the Burger King Property in San Antonio, Texas. As of May 3, 2002, the sale had not occurred.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $623,166 invested in such short-term investments, as compared to $559,886 at December 31, 2001. The funds remaining at March 31, 2002 will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the quarter ended March 31, 2002, insurance proceeds received in March 2002, as described above, the Partnership declared distributions to limited partners of $423,496 and $433,329 for the quarters ended March 31, 2002 and 2001, respectively.  This  represents  distributions  of $8.47  and  $8.67  per  unit, respectively. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $715,850 at March 31, 2002 from $697,751 at December 31, 2001, primarily as a result of an increase in the amounts due to related parties at March 31, 2002, as compared to December 31, 2001. Total liabilities at March 31, 2002, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' capital contributions or loans.

         In connection with the proposed sale of a Property in Ocala, Florida, underground petroleum contamination was discovered during the due diligence phase in a prior year. As a result of the discovery of the contamination, the sales contract was terminated. The Partnership applied to a state funded clean-up program and received notification it was eligible for state assistance. Under the state funded clean-up program, the Partnership will be responsible for 25% of the actual clean-up costs and will receive assistance for the remaining 75% of the costs. The Partnership anticipated that future clean-up costs would be approximately $300,000 and during the year ended December 31, 2000, accrued 25%, or $75,000 of the estimated clean-up costs as a liability. None of these anticipated clean-up costs have been incurred or paid by the Partnership as of May 3, 2002.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2001, the Partnership owned and leased 23 wholly owned Properties (which included one Property sold in 2001) to operators of fast-food and family-style restaurant chains. During the quarter ended March 31, 2002, the Partnership owned and leased 22 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $313,710 and $339,837, respectively, in rental income from these Properties. The decrease in rental income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to the fact that in the quarter ended March 31, 2001, the Partnership stopped recording rental income relating to two Properties, one in Casper, Wyoming, which was partially destroyed by a fire, and another in Rock Springs, Wyoming. Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), the tenant of both Properties, experienced financial difficulties and in October 2001, filed for Chapter 11 bankruptcy protection, and rejected the leases related to these Properties. The Partnership has no remaining leases with PRG. The general partners will continue to pursue collection of past due rental amounts relating to these Properties. The Partnership is currently seeking either replacement tenants or purchasers for these Properties. The lost revenues resulting from the rejection of the leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Properties in a timely manner.

         The decrease in rental income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to the 2001 sale of the Property in Bay City, Texas. Rental income earned from wholly owned Properties is expected to remain at reduced amounts as a result of the Partnership distributing net sales proceeds relating to the Property in Bay City, Texas to the limited partners during 2001.

         During the quarter ended March 31, 2002, the Partnership also earned $10,299 in contingent rental income. No contingent rental income was earned during the quarter ended March 31, 2001. The recognition of contingent rental income during the quarter ended March 31, 2002, was primarily attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

         During the quarter ended March 31, 2001, the Partnership owned and leased four Properties indirectly through joint venture arrangements and six Properties as tenants-in-common with affiliates of the general partners. During the quarter ended March 31, 2002, the Partnership owned and leased three Properties indirectly through joint venture arrangements and six Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $94,335 and $106,967, respectively, attributable to net income earned by these joint ventures. The decrease in net income earned by joint ventures during the quarter ended March 31, 2002 was partially due to the fact that, Houlihan's Restaurant, Inc., which leases the Property owned by Show Low Joint Venture, in which the Partnership owns an approximate 64% interest, was experiencing financial difficulties and in January 2002, filed for bankruptcy and rejected the lease relating to this Property. The joint venture will not recognize any rental and earned income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The joint venture is currently seeking a replacement tenant or purchaser for this Property. The lost revenues resulting from the vacant Property could have an adverse effect on the equity in earnings of joint ventures, if the joint venture is not able to re-lease or sell the Property in a timely manner. The decrease in net income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was also partially due to the fact that in August 2001, Peoria Joint Venture, in which the Partnership owned a 48% interest, sold its Property, and the Partnership dissolved the joint venture in accordance with the joint venture agreement. The Partnership expects that net income earned by joint ventures will remain at reduced levels as a result of distributing the proceeds to the limited partners.

         The decrease in net income earned by joint ventures during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially offset by the fact the Partnership and CNL Income Fund V, Ltd., as tenants-in-common, re-leased the Property, which had become vacant in June 2000, to a new tenant in September 2001 with terms substantially the same as the Partnership's other leases.

         Operating expenses, including depreciation and amortization, and provision for write-down of assets, were $148,517 and $355,638 for the quarters ended March 31, 2002 and 2001, respectively. The decrease during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily attributable to the fact that during 2001, the Partnership recorded a provision for write-down of assets in the amount of $145,535 relating to the Denny's Property in Rock Springs, Wyoming. PRG, the tenant, experienced financial difficulties, filed for bankruptcy and rejected the lease relating to this property, as described above. The provision represented the difference between the carrying value of the Property at March 31, 2001 and the current general partners' estimate of fair value for this Property. No such provision was recorded during the quarter ended March 31, 2002. In addition, the decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to the fact that the Partnership recorded a provision for doubtful accounts of approximately $20,000 during the quarter ended March 31, 2001, relating to the Property in Rock Springs, Wyoming due to the fact that PRG, the tenant of the Property, experienced financial difficulties. The general partners will continue to pursue collection of past due rental amounts relating to this Property.

         During the quarters ended March 31, 2002 and 2001, the Partnership incurred expenses, such as legal fees, real estate taxes, and repairs and maintenance expenses relating to the two vacant Properties previously leased by PRG, whose leases were rejected, as described above. The Partnership expects that it will continue to incur such expenses relating to these two vacant Properties until it executes new leases or until the Partnership sells the Properties and the sales proceeds are reinvested in other Properties.

         The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was also partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


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

                      10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein be reference.)

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of May, 2002.


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