Form 10-Q
period 2002-06-30
CNL INCOME FUND II LTD
filed 2002-08-14
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                     June 30, 2002
                                ------------------------------------------------

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


                            CNL Income Fund II, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                       59-2733859
-------------------------------                 --------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       ntification No.)


     450 South Orange Avenue
         Orlando, Florida                                32801
-----------------------------------------       --------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number
(including area code)                               (407) 540-2000
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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                                                             June 30,                December 31,
                                                                               2002                      2001
                                                                         ------------------       -------------------

                    ASSETS

Land and buildings on operating leases, net                                  $   7,680,053             $   8,541,501
Real estate held for sale                                                          334,289                   514,315
Investment in joint ventures                                                     4,128,626                 4,154,855
Cash and cash equivalents                                                        1,382,792                   559,886
Certificate of deposit                                                              60,774                    62,248
Receivables, less allowance for doubtful accounts
    of $23,640 in 2001 and 2000                                                      1,917                   151,479
Due from related party                                                               3,923                     1,607
Accrued rental income                                                              179,781                   203,759
Other assets                                                                         7,636                     3,593
                                                                         ------------------       -------------------

                                                                             $  13,779,791             $  14,193,243
                                                                         ==================       ===================


               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $     79,205              $     83,096
Real estate taxes payable                                                           15,318                     9,093
Distributions payable                                                            1,123,496                   423,496
Due to related parties                                                             176,728                   136,638
Rents paid in advance and deposits                                                  43,292                    45,428
                                                                         ------------------       -------------------
    Total liabilities                                                            1,438,039                   697,751

Commitment and Contingency (Note 6)

Partners' capital                                                               12,341,752                13,495,492
                                                                         ------------------       -------------------

                                                                             $  13,779,791             $  14,193,243
                                                                         ==================       ===================

            See accompanyingnotes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                               Quarter Ended                   Six Months Ended
                                                                  June 30,                         June 30,
                                                            2002            2001             2002             2001
                                                       --------------   ------------  -----------------  --------------

Revenues:
    Rental income from operating leases                     $ 303,529      $ 325,889        $   617,233      $  653,042
    Contingent rental income                                       --         16,170             10,299          14,122
    Interest and other income                                   3,128          1,692              4,797          17,498
                                                        --------------   ------------  -----------------  --------------
                                                              306,657        343,751            632,329         684,662
                                                        --------------   ------------  -----------------  --------------

Expenses:
    General operating and administrative                       54,633         54,083            120,595         144,588
    Property expenses                                          11,083            674             16,186           9,193
    State and other taxes                                       1,277          2,639             14,946          20,212
    Depreciation and amortization                              56,507         60,118            114,083         120,236
    Provision for write-down of assets                        181,231             --            181,231              --
                                                        --------------   ------------  -----------------  --------------
                                                              304,731        117,514            447,041         294,229
                                                        --------------   ------------  -----------------  --------------

Income Before Gain on Sale of Assets and
    Equity in Earnings of Joint     Ventures                    1,926        226,237            185,288         390,433

Gain on Sale of Assets                                        133,604             --            133,604              --

Equity in Earnings of Joint Ventures                           83,130        104,781            177,465         211,748
                                                        --------------   ------------  -----------------  --------------

Income from Continuing Operations                             218,660        331,018            496,357         602,181
                                                        --------------   ------------  -----------------  --------------

Discontinued Operations (Note 4):
    Loss from discontinued operations, net                     (8,390 )      (58,420 )          (14,553 )       (77,643 )
    Loss on disposal of discontinued operations, net          (88,552 )           --            (88,552 )      (145,535 )
                                                        --------------   ------------  -----------------  --------------
                                                              (96,942 )      (58,420 )         (103,105 )      (223,178 )
                                                        --------------   ------------  -----------------  --------------

Net Income                                                  $ 121,718      $ 272,598        $   393,252      $  379,003
                                                        ==============   ============  =================  ==============

Net Income (Loss) Per Limited Partner Unit:
    Continuing Operations                                   $    4.37      $    6.62        $      9.93      $    12.04
    Discontinued Operations                                     (1.94 )        (1.17 )            (2.06 )         (4.46 )
                                                        --------------   ------------  -----------------  --------------

Total                                                       $    2.43      $    5.45        $      7.87      $    7.58
                                                        ==============   ============  =================  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                          50,000         50,000             50,000          50,000
                                                        ==============   ============  =================  ==============


            See accompanyingnotes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                            Six Months Ended          Year Ended
                                                                                June 30,             December 31,
                                                                                  2002                   2001
                                                                           --------------------    ------------------

General partners:
    Beginning balance                                                            $     405,788          $    405,788
    Net income                                                                              --                    --
                                                                           --------------------    ------------------
                                                                                       405,788               405,788
                                                                           --------------------    ------------------

Limited partners:
    Beginning balance                                                               13,089,704            14,749,608
    Net income                                                                         393,252             1,253,746
    Distributions ($30.94 and $58.27 per
       limited partner unit, respectively)                                          (1,546,992 )          (2,913,650 )
                                                                           --------------------    ------------------
                                                                                    11,935,964            13,089,704
                                                                           --------------------    ------------------

Total partners' capital                                                         $   12,341,752         $  13,495,492
                                                                           ====================    ==================

            See accompanyingnotes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                        Six Months Ended
                                                                                              June 30,
                                                                                       2002               2001
                                                                                  ---------------     --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                       $   694,811         $  783,426
                                                                                  ---------------     --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                      747,508                 --
       Insurance proceeds for casualty loss on building                                  227,579                 --
       Investment in certificate of deposit                                                   --            (60,038 )
                                                                                  ---------------     --------------
              Net cash provided by (used in) investing activities                        975,087            (60,038 )
                                                                                  ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                                (846,992 )         (866,658 )
                                                                                  ---------------     --------------
              Net cash used in financing activities                                     (846,992 )         (866,658 )
                                                                                  ---------------     --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                     822,906           (143,270 )

Cash and Cash Equivalents at Beginning of Period                                         559,886            492,503
                                                                                  ---------------     --------------

Cash and Cash Equivalents at End of Period                                          $  1,382,792         $  349,233
                                                                                  ===============     ==============

Supplemental Schedule of Non-Cash Investing and Financing
    Activities:

       Deferred real estate disposition fee incurred and unpaid at
          end of period                                                             $     22,500         $       --
                                                                                  ===============     ==============

       Distributions declared and unpaid at end of period                           $  1,123,496         $  433,329
                                                                                  ===============     ==============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In June 2002, the Partnership sold its Burger King property in San Antonio, Texas and received net sales proceeds of approximately $725,000, resulting in a gain of approximately $133,600. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $22,500 (see Note 5). Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. This property was identified for sale as of December 31, 2001.

         In June 2002, the Partnership recorded a provision for write-down of assets of $181,231 relating to the property in Pineville, Louisiana due to the fact that the tenant opted to not renew its lease, which expired in June 2002, and vacated the Property. The provision represented the difference between the carrying value of the property and its fair value.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


4.       Discontinued Operations:

         In June 2002, the Partnership entered into an agreement, with an unrelated third party, to sell the Denny's property in Rock Springs, Wyoming. During the year ended December 31, 2001, the building on the Casper, Wyoming property was destroyed by fire and subsequently demolished. In June 2002, the Partnership entered into an agreement with an unrelated third party to sell the land. As a result, the Partnership reclassified these assets from land and buildings on operating leases to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation once the property in Rock Springs, Wyoming was placed up for sale. In connection with the destruction of the building by the fire during the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of $78,015, which represented the loss incurred by the Partnership in excess of anticipated insurance proceeds. The undepreciated cost of the building of $216,817 was removed from the accounts and the anticipated insurance proceeds of $138,802 were included in accounts receivable. During the six months ended June 30, 2002, the Partnership contested the settlement of the insurance claim, and in June 2002, received an additional $88,777 in insurance proceeds, which the Partnership recorded as a gain on casualty loss on building. In connection with the anticipated sale of the land, the Partnership recorded a loss on disposal of assets of $63,714 during the quarter and six months ended June 30, 2002. In addition, in connection with the anticipated sale of the property in Rock Springs, Wyoming, the Partnership recorded a loss on disposal of assets of $113,615 during the quarter and six months ended June 30, 2002. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:



                                                       Quarter Ended June 30,            Six Months Ended June 30,
                                                      2002               2001            2002            2001
                                                  --------------    ---------------  -------------  ---------------

         Other income                                $       --         $      567     $       45       $       --
         Expenses                                        (8,390 )          (58,987 )      (14,598 )        (77,643 )
         Loss on disposal of assets                     (88,552 )               --        (88,552 )       (145,535 )
                                                  --------------    ---------------  -------------  ---------------
         Loss from discontinued operations           $  (96,942 )       $  (58,420 )   $ (103,105 )     $ (223,178 )
                                                  ==============    ===============  =============  ===============


5.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. During the six months ended June 30, 2002, the Partnership incurred a deferred, subordinated, real estate disposition fee of $22,500 as a result of the sale of a property (see Note 3.)

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


6.       Commitment and Contingency:

         In connection with a proposed sale of a Property in Ocala, Florida, underground petroleum contamination was discovered during the due diligence phase in a prior year. As a result of the discovery of the contamination, the sales contract was terminated. The Partnership applied to a state funded clean-up program and received notification it was eligible for state assistance. Under the state funded clean-up program, the Partnership will be responsible for 25% of the actual clean-up costs and will receive assistance for the remaining 75% of the costs. The Partnership anticipated that future clean-up costs would be approximately $300,000 and during the year ended December 31, 2000, accrued 25%, or $75,000 of the estimated clean-up costs as a liability. During the quarter and six months ended June 30, 2002, phase one of the clean-up work commenced at the site.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 22 Properties directly and 10 Properties indirectly, through joint venture of tenancy in common arrangements. As of June 30, 2002, the Partnership owned 21 Properties directly and nine Properties indirectly, through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership generated cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received) of $694,811 and $783,426 during the six months ended June 30, 2002 and 2001, respectively. The decrease in cash from operating activities for the six months ended June 30, 2002, as compared to the same period of 2001 was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

         In October 2001, the Property in Casper, Wyoming was partially destroyed by fire. As a result, the Partnership collected approximately $227,600 in insurance proceeds.

         In June 2002, the Partnership sold its Burger King Property in San Antonio, Texas, to the tenant and received net sales proceeds of approximately $725,000, resulting in a gain of approximately $133,600. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $22,500. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the majority of the net sales proceeds to the limited partners, as described below. The Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         Currently, rental income from the Partnership's Properties and any net sales proceeds are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $1,382,792 invested in such short-term investments, as compared to $559,886 at December 31, 2001. The increase in the amount invested in short-term investments at June 30, 2002, as compared to December 31, 2001, is attributable to the Partnership receiving proceeds from the sale of the Property in San Antonio, Texas. The funds remaining at June 30, 2002 will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 2002, sales proceeds and insurance proceeds, as described above, and for the six months ended June 30, 2001, a loan from the corporate general partner, the Partnership declared distributions to limited partners $1,546,992 and $866,658, for the six months ended June 30, 2002 and 2001, respectively ($1,123,496 and $433,329 for the quarters ended June 30, 2002 and 2001, respectively.) This represents distributions of $30.94 and $17.33 per unit for the six months ended June 30, 2002 and 2001, respectively ($22.47 and $8.67 per unit for each applicable quarter.) Distributions for the six months ended June 30, 2002 included $700,000 in a special distribution as a result of the distribution of net sales proceeds from the sale of the Property in San Antonio, Texas. The special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $481,914 was applied toward the limited partners' 10% Preferred Return and the balance of $218,086 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered. As a result of the sale of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. No distributions were made to the general partners for the quarters and six months ended June 30, 2002 and 2001. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $1,438,039 at June 30, 2002, as compared to $697,751 at December 31, 2001.
The increase in total liabilities was primarily a result of the Partnership accruing a special distribution to the limited partners of $700,000 of net sales proceeds at June 30, 2002 from the sale of the Property in San Antonio, Texas, as described above. Total liabilities at June 30, 2002, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' capital contributions or loans.

         In connection with the proposed sale of a Property in Ocala, Florida, underground petroleum contamination was discovered during the due diligence phase in a prior year. As a result of the discovery of the contamination, the sales contract was terminated. The Partnership applied to a state funded clean-up program and received notification it was eligible for state assistance. Under the state funded clean-up program, the Partnership will be responsible for 25% of the actual clean-up costs and will receive assistance for the remaining 75% of the costs. The Partnership anticipated that future clean-up costs would be approximately $300,000 and during the year ended December 31, 2000, accrued 25%, or $75,000 of the estimated clean-up costs as a liability. During the quarter and six months ended June 30, 2002, phase one of the clean-up work commenced at the site.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $627,532 for the six months ended June 30, 2002, as compared to $667,164 for the six months ended June 30, 2001, of which $303,529 and $342,059 were earned during the second quarter of 2002 and 2001, respectively. The decrease in rental revenues during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was partially due to the 2001 sale of the Property in Bay City, Texas and the 2002 sale of the Property in San Antonio, Texas. Rental revenues from wholly owned Properties are expected to remain at reduced amounts as a result of the Partnership distributing the net sales proceeds relating to these two sales to the limited partners during 2001 and 2002. The decrease in rental revenues during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was also partially due to a decrease in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

         During the second quarter of 2002, the leases for the Properties in Tomball, Texas and Pineville, Louisiana expired. The Partnership will not receive any rental revenues from these two vacant Properties until the Properties are re-leased. The lost revenues resulting from the expiration of these leases will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner. The Partnership is currently seeking replacement tenants for these two vacant Properties.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $177,465 and $211,748, respectively, attributable to net income earned by joint ventures, of which $83,130 and $104,781 were earned during the quarters ended June 30, 2002 and 2001, respectively. The decrease in net income earned by joint ventures during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was partially due to the fact that, Houlihan's Restaurant, Inc., which leased the Property owned by Show Low Joint Venture, in which the Partnership owns an approximate 64% interest, was experiencing financial difficulties and in January 2002, filed for bankruptcy and rejected the lease relating to this Property. The joint venture will not receive any rental revenues from this Property until the Property is re-leased. The joint venture is currently seeking a replacement tenant for this Property. The lost revenues resulting from the vacant Property will have an adverse effect on the equity in earnings of joint ventures, if the joint venture is not able to re-lease the Property in a timely manner. The decrease in net income during the quarter and six months ended June 30, 2002, was also partially due to the fact that in August 2001, Peoria Joint Venture, in which the Partnership owned a 48% interest, sold its Property, and the Partnership dissolved the joint venture in accordance with the joint venture agreement. The Partnership expects that net income earned by joint ventures will remain at reduced levels as a result of distributing the proceeds to the limited partners.

         The decrease in net income earned by joint ventures during the quarter and six months ended June 30, 2002, was partially offset by the fact the Partnership and CNL Income Fund V, Ltd., as tenants-in-common, re-leased the Property in Mesa, Arizona which had become vacant in June 2000, to a new tenant in September 2001 with terms substantially the same as the Partnership's other leases.

         Operating expenses, including depreciation and amortization, and provision for write-down of assets, were $447,041 and $294,229 for the six months ended June 30, 2002 and 2001, respectively, of which $304,731 and $117,514 was incurred during the quarters ended June 30, 2002 and 2001, respectively. The increase during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was primarily due to the fact that the Partnership recorded a provision for write-down of assets of $181,231, relating to the property in Pineville, Louisiana, due to the fact that the tenant opted to not renew its lease, which expired in June 2002, and vacated the Property. The provision represented the difference between the carrying value of the property and its fair value. The increase in operating expenses during the six months ended June 30, 2002, as compared to the same period of 2001, was partially offset due to a decrease in state tax expense and a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

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

         In June 2002, the Partnership sold its Burger King Property in San Antonio, Texas resulting in a gain of approximately $133,600. This Property was identified for sale as of December 31, 2001.

         During the year ended December 31, 2001, the building on the Casper, Wyoming Property was destroyed by fire and subsequently demolished. In June 2002, the Partnership entered into an agreement with an unrelated third party to sell the land. In June 2002, the Partnership entered into another agreement with an unrelated third party, to sell the Denny's Property in Rock Springs, Wyoming. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership reclassified these assets from land and building on operating leases to real estate held for sale. The Partnership recorded the reclassified assets at the lower of their carrying amount or fair value, less cost to sell. In addition, during the six months ended June 30, 2002, the Partnership stopped recording depreciation upon placing the Properties up for sale. The Partnership recognized a net rental loss (rental revenues less Property related expenses) of $14,553 and $77,643 during the six months ended June 30, 2002 and 2001, respectively, of which $8,390 and $58,420 were incurred during the quarters ended June 30, 2002 and 2001, respectively. During 2000, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), the tenant of these two Properties, experienced financial difficulties and in October 2001, filed for Chapter 11 bankruptcy protection, and rejected the leases related to these Properties. As a result, during the quarter ended March 31, 2001, the Partnership stopped recording rental income relating to these two Properties. The Partnership has no remaining leases with PRG. During the quarters and six months ended June 30, 2002 and 2001, the Partnership incurred Property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to these Properties. As a result of the building on the Casper, Wyoming Property being destroyed by fire, during the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of $78,015, which represented the loss incurred by the Partnership in excess of anticipated insurance proceeds. The undepreciated cost of the building of $216,817 was removed from the accounts and the anticipated insurance proceeds of $138,802 were included in accounts receivable. During the six months ended June 30, 2002, the Partnership contested the settlement of the insurance claim, and in June 2002, received an additional $88,777 in insurance proceeds, which the Partnership recorded as a gain on casualty loss on building. In connection with the anticipated sale of the land, the Partnership recorded a loss on disposal of assets of $63,714 during the quarter and six months ended June 30, 2002. In addition, in connection with the anticipated sale of the Property in Rock Springs, Wyoming, the Partnership recorded a loss on disposal of assets of $113,615 during the quarter and six months ended June 30, 2002. The financial results relating to these Properties are reported as Discontinued Operations in the financial statements.

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

             10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 12th day of August, 2002.

                                          CNL INCOME FUND II, LTD.

                                          By: CNL REALTY CORPORATION
                                              GeneralPartner


                                              By: /s/ James M. Seneff, Jr.
                                              ------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                              By: /s/ Robert A. Bourne
                                              ------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund II, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date: August 12, 2002                         /s/ James M. Seneff, Jr.
                                              ------------------------------
                                              Name:  James M. Seneff, Jr.
                                              Title: Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund II, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  August 12, 2002                        /s/ Robert A. Bourne
                                              ------=-----------------------
                                              Name: Robert A. Bourne
                                              Title:President and Treasurer

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

          10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                                  EXHIBIT 10.5