Form 10-Q
period 2002-09-30
CNL INCOME FUND II LTD
filed 2002-11-12
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-16824
                     ---------------------------------------


                            CNL Income Fund II, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                           59-2733859
------------------------------------              ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


    450 South Orange Avenue
       Orlando, Florida                                       32801
------------------------------------              ---------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                  ---------------------------


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






                                                                      Page
Part I.

     Item 1.   Financial Statements:

                   Condensed Balance Sheets                            1

                   Condensed Statements of Income                      2

                   Condensed Statements of Partners' Capital           3

                   Condensed Statements of Cash Flows                  4

                   Notes to Condensed Financial Statements             5-8

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 9-12

     Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                         12

     Item 4.   Controls and Procedures                                 12-13

Part II.

     Other Information                                                 14-15

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           September 30              December 31,
                                                                               2002                      2001
                                                                         ------------------       -------------------
                             ASSETS

Land and buildings on operating leases, net                                  $   6,460,270             $   7,349,142
Real estate held for sale                                                        1,031,748                 1,706,674
Investment in joint ventures                                                     4,121,103                 4,154,855
Cash and cash equivalents                                                          913,097                   559,886
Certificate of deposit                                                              61,511                    62,248
Receivables, less allowance for doubtful accounts
    of $23,640 in 2001                                                               3,624                   153,086
Accrued rental income                                                              181,210                   203,759
Other assets                                                                         5,456                     3,593
                                                                         ------------------       -------------------

                                                                             $  12,778,019             $  14,193,243
                                                                         ==================       ===================



               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $     80,501              $     83,096
Real estate taxes payable                                                           26,623                     9,093
Distributions payable                                                              743,537                   423,496
Due to related parties                                                             184,812                   136,638
Rents paid in advance and deposits                                                  57,889                    45,428
                                                                         ------------------       -------------------
    Total liabilities                                                            1,093,362                   697,751

Commitment and Contingency (Note 7)

Partners' capital                                                               11,684,657                13,495,492
                                                                         ------------------       -------------------

                                                                             $  12,778,019             $  14,193,243
                                                                         ==================       ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                               Quarter Ended                  Nine Months Ended
                                                               September 30,                    September 30,
                                                            2002            2001             2002             2001
                                                        --------------   ------------  -----------------  --------------
Revenues:
    Rental income from operating leases                     $ 226,595      $ 280,141        $   759,658      $  840,937
    Contingent rental income                                   18,505         13,743             28,804          30,324
    Interest and other income                                  10,351         19,803             15,193          37,301
                                                        --------------   ------------  -----------------  --------------
                                                              255,451        313,687            803,655         908,562
                                                        --------------   ------------  -----------------  --------------

Expenses:
    General operating and administrative                       46,242         29,762            166,837         174,291
    Property expenses                                           5,344          5,446             19,632          14,140
    Provision for doubtful accounts                                --          7,122                 --          52,295
    State and other taxes                                          --             --             14,946          20,212
    Depreciation and amortization                              45,746         50,331            141,632         152,687
    Provision for write-down of assets                             --             --            181,231              --
                                                        --------------   ------------  -----------------  --------------
                                                               97,332         92,661            524,278         413,625
                                                        --------------   ------------  -----------------  --------------

Income Before Gain on Sale of Assets and
    Equity in Earnings of Joint Ventures                      158,119        221,026            279,377         494,937

Gain on Sale of Assets                                             --        204,179            133,603         204,179

Equity in Earnings of Joint Ventures                           85,247        166,977            262,712         378,725
                                                        --------------   ------------  -----------------  --------------

Income from Continuing Operations                             243,366        592,182            675,692       1,077,841
                                                        --------------   ------------  -----------------  --------------

Discontinued Operations (Note 4):
    Income from discontinued operations, net                    8,795         30,359             58,273          69,238
    Loss on disposal of discontinued operations, net         (165,719 )           --           (254,271 )      (145,535 )
                                                        --------------   ------------  -----------------  --------------
                                                             (156,924 )       30,359           (195,998 )       (76,297 )
                                                        --------------   ------------  -----------------  --------------

Net Income                                                  $  86,442      $ 622,541        $   479,694     $ 1,001,554
                                                        ==============   ============  =================  ==============

Net Income (Loss) Per Limited Partner Unit:
    Continuing Operations                                    $   4.87       $  11.84         $    13.51       $   21.56
    Discontinued Operations                                     (3.14 )         0.61              (3.92 )         (1.53 )
                                                        --------------   ------------  -----------------  --------------

Total                                                        $   1.73       $  12.45         $     9.59       $   20.03
                                                        ==============   ============  =================  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                          50,000         50,000             50,000          50,000
                                                        ==============   ============  =================  ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                        Nine Months Ended           Year Ended
                                                          September 30,            December 31,
                                                              2002                    2001
                                                      ----------------------    ------------------
General partners:
    Beginning balance                                        $      405,788          $    405,788
    Net income                                                           --                    --
                                                      ----------------------    ------------------
                                                             $      405,788               405,788
                                                      ----------------------    ------------------

Limited partners:
    Beginning balance                                            13,089,704            14,749,608
    Net income                                                      479,694             1,253,746
    Distributions ($45.81 and $58.27 per
       limited partner unit, respectively)                       (2,290,529 )          (2,913,650 )
                                                      ----------------------    ------------------
                                                                 11,278,869            13,089,704
                                                      ----------------------    ------------------

Total partners' capital                                     $    11,684,657         $  13,495,492
                                                      ======================    ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       2002               2001
                                                                                  ---------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                       $  1,030,277        $ 1,196,903
                                                                                  ---------------     --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                    1,065,843            548,874
       Insurance proceeds for casualty loss on building                                  227,579                 --
       Liquidating distribution from joint venture                                            --            830,263
       Investment in certificate of deposit                                                   --            (60,038 )
                                                                                  ---------------     --------------
              Net cash provided by investing activities                                1,293,422          1,319,099
                                                                                  ---------------     --------------

    Cash Flows from Financing Activities:
       Proceeds from loan from corporate general partner                                      --             75,000
       Repayment of loan from corporate general partner                                       --            (75,000 )
       Distributions to limited partners                                              (1,970,488 )       (1,299,987 )
                                                                                  ---------------     --------------
              Net cash used in financing activities                                   (1,970,488 )       (1,299,987 )
                                                                                  ---------------     --------------

Net Increase in Cash and Cash Equivalents                                                353,211          1,216,015

Cash and Cash Equivalents at Beginning of Period                                         559,886            492,503
                                                                                  ---------------     --------------

Cash and Cash Equivalents at End of Period                                           $   913,097        $ 1,708,518
                                                                                  ===============     ==============

Supplemental Schedule of Non-Cash Investing and Financing
    Activities:

       Deferred real estate disposition fee incurred and unpaid at
          end of period                                                               $   32,829         $   16,620
                                                                                  ===============     ==============

       Distributions declared and unpaid at end of period                            $   743,537        $ 1,623,496
                                                                                  ===============     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         In June 2002, the Partnership sold its Burger King property in San Antonio, Texas and received net sales proceeds of approximately $747,500, resulting in a gain of approximately $133,600. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $22,500 (see Note 5). Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. This property was identified for sale as of December 31, 2001.

         In June 2002, the Partnership recorded a provision for write-down of assets of $181,231 relating to the property in Pineville, Louisiana due to the fact that the tenant opted to not renew its lease, which expired in June 2002, and vacated the Property. The provision represented the difference between the carrying value of the property and its estimated fair value.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.       Discontinued Operations:
         -----------------------

         During the year ended December 31, 2001, the building on the Casper, Wyoming property was partially destroyed by fire and subsequently demolished. In connection with the destruction of the building by the fire during the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of $78,015, which represented the loss incurred by the Partnership in excess of anticipated insurance proceeds. The undepreciated cost of the building of $216,817 was removed from the accounts and the anticipated insurance proceeds of $138,802 were included in accounts receivable. The Partnership contested the settlement of the insurance claim, and in June 2002, received an additional $88,777 in insurance proceeds, which the Partnership recorded as an adjustment to casualty loss on building. At June 2002, in connection with the anticipated sale of the land, the Partnership recorded a loss on disposal of assets of $63,714. The provision represented the difference between the carrying value of the property and its fair value. In August 2002, the Partnership sold the land to an unrelated party and received net sales proceeds of approximately $113,700, resulting in an additional loss on disposal of assets of $10,626.

         During 2001, the Partnership recorded a provision for write-down of assets in the amount of $145,535 relating to the Denny's property in Rock Springs, Wyoming due to the fact that on October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection and rejected the lease related to this Property. The provision represented the difference between the carrying value of the property at December 31, 2001 and its estimated fair value. In addition at June 2002, in connection with the anticipated sale of this property, the Partnership recorded a loss on disposal of assets of $113,615. The provision represented the difference between the carrying value of the property and its fair value. In August 2002, the Partnership sold the property to an unrelated party and received net sales proceeds of approximately $204,700, resulting in an additional loss on disposal of assets of $15,341.

         In connection with the sales of the properties in Casper and Rock Springs, Wyoming, the Partnership incurred deferred, subordinated, real estate disposition fees of $10,329 (see Note 5). Payment of the real estate disposition fees is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions.

         In August 2002, the Partnership entered into an agreement to sell the property in Tomball, Texas and was negotiating a separate agreement to sell the property in Nederland, Texas, with unrelated third parties. In connection with the anticipated sale of the property in Tomball, Texas, the Partnership recorded a loss on disposal of assets of $139,752 at September 2002. The provision represented the difference between the carrying value of the property and its fair value. As a result, the Partnership reclassified these assets from land and buildings on operating leases to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation once the properties were placed up for sale.

         The   financial   results  for  these   properties   are  reflected  as
         Discontinued Operations in the accompanying financial statements. The operating results of discontinued operations are as follows:

                                                           Quarter Ended                 Nine Months Ended
                                                           September 30,                    September 30,
                                                      2002               2001            2002            2001
                                                  --------------    ---------------  -------------  ---------------
         Rental revenues                             $   21,896         $   49,388      $ 106,066       $  139,175
         Expenses                                       (13,101 )          (19,029 )      (47,793 )        (69,937 )
         Loss on disposal of assets                    (165,719 )               --       (254,271 )       (145,535 )
                                                  --------------    ---------------  -------------  ---------------
         Income (loss) from discontinued
             operations                              $ (156,924 )       $   30,359     $ (195,998 )     $  (76,297 )
                                                  ==============    ===============  =============  ===============

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


5.       Related Party Transactions:
         --------------------------

         An affiliate of the Partnership is entitled to receive deferred, subordinated real estate disposition fees, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. During the nine months ended September 30, 2002, the Partnership incurred deferred, subordinated, real estate disposition fees of $32,829 as a result of the sales of properties (see Note 3 and 4).

6.       Concentration of Credit Risk:
         ----------------------------

         For the nine months ended September 30, 2002 and 2001, rental revenues from Golden Corral Corporation were $191,308 and $307,568, respectively, representing more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners).

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                                            2002               2001
                                                                        --------------    ---------------
                Golden Corral Family Steakhouse Restaurants                 $ 198,607          $ 307,568
                Wendy's Old Fashioned Hamburger Restaurants                   159,895            162,736
                Pizza Hut Restaurants                                         123,636                N/A

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by the lessee or any one of these restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

7.       Commitment and Contingency:
         --------------------------

         Underground petroleum contamination was discovered in a prior year relating to a Property in Ocala, Florida. The Partnership applied to a state funded clean-up program and received notification it was eligible for state assistance. Under the state funded clean-up program, the Partnership will be responsible for 25% of the actual clean-up costs and will receive assistance for the remaining 75% of the costs. The Partnership anticipated that future clean-up costs would be approximately $300,000 and has accrued $75,000 of the estimated clean-up costs as a liability. During the nine months ended September 30, 2002, phase one of the clean-up work commenced at the site and payment of the first installment was made.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


8.       Subsequent Event:
         ----------------

         In October 2002, the Partnership sold to an unrelated third party the property in Tomball, Texas and received net sales proceeds of approximately $458,200. In connection with the anticipated sale, a loss on disposal of assets of $139,752 was recognized at September 2002 (see note 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 22 Properties directly and nine Properties indirectly, through joint venture of tenancy in common arrangements. As of September 30, 2002, the Partnership owned 19 Properties directly and nine Properties indirectly, through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received) was $1,030,277 and $1,196,903 during the nine months ended September 30, 2002 and 2001, respectively. The decrease in cash from operating activities for the nine months ended September 30, 2002, as compared to the same period of 2001 was a result of changes in the Partnership's working capital and changes in income and expenses, as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the nine months ended September 30, 2002.

         In  October  2001,  the  Property  in  Casper,  Wyoming  was  partially destroyed by fire. As a result during 2002, the Partnership collected approximately $227,600 in insurance proceeds and demolished the building. At June 2002, in connection with the anticipated sale of the land, the Partnership recorded a loss on disposal of assets of $63,714. The provision represented the difference between the carrying value of the property and its fair value. In August 2002, the Partnership sold the land to an unrelated third party and received net sales proceeds of approximately $113,700, resulting in an additional loss of $10,626.

         In addition at June 2002, in connection with the anticipated sale of the Denny's Property in Rock Springs, Wyoming, the Partnership recorded a loss on disposal of assets of $113,615. The provision represented the difference between the carrying value of the property and its fair value. In August 2002, the Partnership sold the property to an unrelated party and received net sales proceeds of approximately $204,700, resulting in an additional loss on disposal of assets of $15,341.

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

         The Partnership distributed the majority of the net sales proceeds from the sales of the three Properties to the limited partners, as described below. In connection with the sales of the properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $32,829. Payment of the real estate disposition fees is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions.

         Currently, rental income from the Partnership's Properties and any net sales proceeds are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2002, the Partnership had $913,097 invested in such short-term investments, as compared to $559,886 at December 31, 2001. The increase in the amount invested in short-term investments at September 30, 2002, as compared to December 31, 2001, is attributable to the Partnership receiving proceeds from the sales of the Properties in Casper and Rock Springs, Texas. The funds remaining at September 30, 2002 will be used to pay distributions and other liabilities of the Partnership.

         In October 2002, the Partnership sold to an unrelated third party the property in Tomball, Texas and received net sales proceeds of approximately $458,200. In connection with the anticipated sale, a loss on disposal of assets of $139,752 was recognized at September 2002.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         Total liabilities of the Partnership, including distributions payable, were $1,093,362 at September 30, 2002, as compared to $697,751 at December 31, 2001. The increase in total liabilities was primarily a result of the Partnership accruing a special distribution to the limited partners of $400,000 of net sales proceeds at September 30, 2002 from the sale of the Properties in Casper and Rock Springs, Wyoming, as described above. Total liabilities at September 30, 2002, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' capital contributions or loans.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the insurance proceeds received in 2002, and a portion of the proceeds received from the 2002 and 2001 sales of Properties, the Partnership declared distributions to the limited partners of $2,290,529 and $2,490,154, respectively ($743,537 and $1,623,496 for the quarters ended September 30, 2002 and 2001, respectively.) This represents distributions of $45.81 and $49.80 per unit for the nine months ended September 30, 2002 and 2001, respectively ($14.87 and $32.47 per unit for the quarters ended September 30, 2002 and 2001, respectively.) Distributions for the nine months ended September 30, 2002 and 2001, included $1,100,000 and
$1,200,000 in special distributions, respectively, as a result of the distributions of net sales proceeds from the sale of several Properties and for the nine months ended September 30, 2002, insurance proceeds, as described above. The special distributions of $1,100,000 and $1,200,000, for the nine months ended September 30, 2002 and 2001, were effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $637,100 and $657,471 were applied toward the limited partners' 10% Preferred Return and the balance of $462,900 and $542,529 were treated as returns of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the returns of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered. As a result of the sale of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended September 30, 2001, and once more commencing during the quarter ended September 30, 2002. No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         In 2000, the Partnership discovered underground petroleum contamination in the Property in Ocala, Florida. Therefore, the Partnership applied to a state funded clean-up program. Under the state funded clean-up program, the Partnership will be responsible for 25% of the actual clean-up costs and will receive assistance for the remaining 75% of the costs. The Partnership anticipated that future clean-up costs would be approximately $300,000 and has accrued $75,000 of the estimated clean-up costs as a liability. During the nine months ended September 30, 2002, phase one of the clean-up work commenced at the site and the payment of the first installment was made.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $759,658 for the nine months ended September 30, 2002, as compared to $840,937 for the nine months ended September 30, 2001, of which $226,595 and $280,141 were earned during the third quarter of 2002 and 2001, respectively. The decrease in rental revenues during the quarter and nine months ended September 30, 2002, as compared to the same periods in 2001, was primarily due to the 2002 and 2001 sales of the Properties in San Antonio and Bay City, Texas, respectively. Rental revenues from wholly owned Properties are expected to remain at reduced amounts as a result of the Partnership distributing the net sales proceeds relating to these two sales to the limited partners during 2001 and 2002.

         In June 2002, the lease for the Property in Pineville, Louisiana expired. The Partnership will not receive any rental revenues from this vacant Property until the Property is re-leased. The lost revenues resulting from the expiration of this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. The Partnership is currently seeking replacement tenant for this vacant Property.

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $262,712 and $378,725, respectively, attributable to net income earned by joint ventures, of which $85,247 and $166,977 were earned during the quarters ended September 30, 2002 and 2001, respectively. The decrease in net income earned by joint ventures during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was partially due to the fact that, Houlihan's Restaurant, Inc., which leased the Property owned by Show Low Joint Venture, in which the Partnership owns an approximate 64% interest, was experiencing financial difficulties and in January 2002, filed for bankruptcy and rejected the lease relating to this Property. The joint venture will not receive any rental revenues from this Property until the Property is re-leased. The joint venture is currently seeking a replacement tenant for this Property. The lost revenues resulting from the vacant Property will have an adverse effect on the equity in earnings of joint ventures, if the joint venture is not able to re-lease the Property in a timely manner. The decrease in net income during the quarter and nine months ended September 30, 2002, was also partially due to the fact that in August 2001, Peoria Joint Venture, in which the Partnership owned a 48% interest, sold its Property, and the Partnership dissolved the joint venture in accordance with the joint venture agreement. The Partnership expects that net income earned by joint ventures will remain at reduced levels as a result of the Partnership distributing to the limited partners the majority of the liquidating distribution received by the Partnership from the joint venture.

         The decrease in net income earned by joint ventures during the quarter and nine months ended September 30, 2002, was partially offset by the fact the Partnership and CNL Income Fund V, Ltd., as tenants-in-common, re-leased the Property in Mesa, Arizona which had become vacant in June 2000, to a new tenant in September 2001 with terms substantially the same as the Partnership's other leases.

         During the nine months ended September 30, 2002, one of the Partnership's lessees, Golden Corral Corporation, contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that based on the sale of the Property in Tomball, Texas, the anticipated sale of the Property in Nederland, Texas and the lease expiration of the Property in Pineville, Louisiana, no lessees will continue to contribute 10% or more of the Partnership's total rental income during 2002. In addition, during the nine months ended September 30, 2002, three Restaurant Chains, Golden Corral, Wendy's and Pizza Hut, each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that only Wendy's and Pizza Hut will each continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of its leases. Any failure of these Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the nine months ended September 30, 2002 and 2001, the Partnership also earned $15,193 and $37,301, respectively, in interest and other income, $10,351 and $19,803 of which were earned during the quarters ended September 30, 2002 and 2001, respectively.

         Operating expenses, including depreciation and amortization, and provision for write-down of assets, were $524,278 and $413,625 for the nine months ended September 30, 2002 and 2001, respectively, of which $97,332 and $92,661 were incurred during the quarters ended September 30, 2002 and 2001, respectively. The increase during the nine months ended September 30, 2002, as compared to the same period in 2001, was primarily due to the fact that the Partnership recorded a provision for write-down of assets of $181,231, relating to the property in Pineville, Louisiana, due to the fact that the tenant did not renew its lease, which expired in June 2002, and vacated the Property. The provision represented the difference between the carrying value of the property and its fair value. The increase in operating expenses during the nine months ended September 30, 2002, as compared to the same period in 2001, was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in depreciation expense due to the fact that the Partnership sold Properties in 2002 and 2001.

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

         In June 2002, the Partnership sold its Burger King Property in San Antonio, Texas resulting in a gain of approximately $133,600. This Property was identified for sale as of December 31, 2001. In September 2001, the Partnership sold its Property in Bay City, Texas, to the tenant resulting in a gain of approximately $204,200.

         During the nine months ended September 30, 2002, the Partnership identified four Properties that met the criteria of this standard. Three properties were sold in August and October 2002, as described in "Capital Resources." At September 30, 2002, the Partnership was negotiating an agreement to sell the Property in Nederland, Texas with an unrelated third party. The financial results of these Properties were classified as Discontinued Operations in the accompanying financial statements. The Partnership distributed the majority of the net sales proceeds from the sales in August to the limited partners and anticipates that it will distribute the proceeds from the sale in October and any subsequent Property sale.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                     10.5   Assignment  of  Management  Agreement  from  CNL APF
                            Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

                     99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     (b)    Reports on Form 8-K

                            No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of November, 2002.


                                   CNL INCOME FUND II, LTD.

                                   By: CNL REALTY CORPORATION
                                       General Partner


                                       By:/s/ James M. Seneff, Jr.
                                          ---------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                       By:/s/ Robert A. Bourne
                                          ---------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


        I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund II, Ltd. (the "registrant"), certify that:

        1. I have reviewed this quarterly report on Form 10-Q of the registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002


/s/ James M. Seneff, Jr.
---------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund II, Ltd. (the "registrant") certify that:

        1. I have reviewed this quarterly report on Form 10-Q of the registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002


/s/ Robert A. Bourne
---------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

        (c)  Exhibits

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

               10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit
                      10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

               99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

               99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2