Form 10-K
period 2002-12-31
CNL INCOME FUND II LTD
filed 2003-03-28
CIK 806510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from to _____________ to ______________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [ X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No X

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

         As of December 31, 1999, the Partnership owned 37 Properties, either directly or indirectly through joint venture or tenancy in common arrangements. During 2000, the Partnership sold its Properties in Altamonte Springs, Apopka, Jacksonville and Sanford, Florida. The proceeds from these sales were distributed to the Limited partners as a special distribution. During the year ended December 31, 2001, the Partnership sold its Property in Bay City, Texas, and Peoria Joint Venture, in which the Partnership owns a 48% interest, sold its Property to a third party. The Partnership received a liquidating distribution from the net sales proceeds. The Partnership distributed the majority of the liquidating distribution to the Limited Partners as a special distribution. During 2002, the Partnership sold its Properties in Rock Springs, Wyoming; Pineville, Louisiana; and San Antonio, and Tomball, Texas. In addition during 2002, the building related to the Property in Casper, Wyoming was partially destroyed by fire, and the Partnership received insurance proceeds. Subsequently, the Partnership demolished the building and sold the land of this Property. The majority of the insurance and net sales proceed from these Properties were distributed to the Limited Partners as a special distribution, and the remaining proceeds were used to pay liabilities of the Partnership. As a result of the above transactions, as of December 31, 2002, the Partnership owned 26 Properties. The 26 Properties include interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common. The lessee of the Properties consisting of only land owns the buildings currently on the land, and the lessee has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from five to 20 years (the average being 16 years), and expire between 2004 and 2021. The leases are, in general, on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $18,700 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 15 of the Partnership's 26 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised. A limited number of leases provide for a purchase option price which is computed pursuant to a formula based on various measures of value contained in an independent appraisal of the Property.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to a particular lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In January 2002, a tenant, Houlihan's Restaurant, Inc., filed for bankruptcy and rejected the lease relating to the Property in Greensboro, North Carolina, owned by Show Low Joint Venture. The joint venture is currently seeking a new tenant for this Property.

         During August 2002, the lease relating to the Golden Corral Property in Nederland, Texas expired. The tenant has continued to operate under a month-to-month lease until negotiations for a new contract with another franchisee are finalized. The Partnership expects that the new tenant will continue to operate as a Golden Corral with lease terms substantially the same as the partnership's other leases.

Major Tenant

         During  2002,  one  of  the   Partnership's   lessees,   Golden  Corral
Corporation, contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General
Partners  as  tenants-in-common).   As  of  December  31,  2002,  Golden  Corral
Corporation was the lessee under leases relating to one restaurant. It is anticipated that based on the sales of the Properties in Tomball, Texas and Pineville, Louisiana, and the lease expiration of the Property in Nederland, Texas, no lessees will continue to contribute 10% or more of the Partnership's total rental revenues during 2003. In addition during 2002, two Restaurant Chains, Golden Corral, and Wendy's, each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that only Wendy's will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of its leases. A failure of this Restaurant Chain could materially affect the Partnership's revenues if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2002, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common  Arrangements

         The partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:

             Entity Name             Year     Ownership                Partners                   Property
    Kirkman Road Joint Venture      1987        50.00%      CNL Income Fund VI, Ltd.         Orlando, FL

    Holland Joint Venture            1988      49.00 %      CNL Income Fund IV, Ltd.         Holland, MI

    Show Low Joint Venture           1990       64.00%      CNL Income Fund VI, Ltd.         Greensboro, NC

    CNL Income Fund II, Ltd. and     1994       33.87%      CNL Income Fund XIII, Ltd.       Arvada, CO
         CNL Income Fund XIII,
         Ltd. Tenants in Common


    CNL Income Fund II, Ltd. and     1997       57.91%      CNL Income Fund V, Ltd.          Mesa, AZ
         CNL Income Fund V, Ltd.
         Tenants in Common

    CNL Income Fund II, Ltd., and    1997       47.00%      CNL Income Fund VII, Ltd.        Smithfield, NC
         CNL Income Fund VII,
         Ltd. Tenants in Common

    CNL Income Fund, Ltd., CNL       1997       37.01%      CNL Income Fund, Ltd.            Vancouver, WA
         Income Fund II, Ltd.,                              CNL Income Fund V, Ltd.
         CNL Income Fund V, Ltd.,                           CNL Income Fund VI, Ltd.
         and CNL Income Fund VI,
         Ltd. Tenants in Common

    CNL Income Fund II, Ltd., CNL    1998       39.39%      CNL Income Fund  III, Ltd.       Overland Park, KS
         Income Fund III, Ltd and                           CNL Income Fund VI, Ltd.
         CNL Income Fund VI, Ltd.
         Tenants in Common

    CNL Income Fund II, Ltd., CNL    1998       13.38%      CNL Income Fund VI, Ltd.         Memphis, TN
         Income Fund VI, Ltd. and                           CNL Income Fund XVI, Ltd.
         CNL Income Fund XVI,
         Ltd. Tenants in Common

         Each joint venture or tenancy in common was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership has management control of Kirkman Road Joint Venture, and shares management control equally with the affiliates of the General Partners for the other joint ventures.

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture and tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         Each joint venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its joint venture or tenancy in common interest without first offering it for sale to its partners, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

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

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of American Properties Fund, Inc., the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2002, the Partnership owned 26 Properties. Of the 26 Properties, 17 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and six are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its Partnership Agreement. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2002.

Description of Properties

         Land. The Partnership's Property sites, owned directly and indirectly, range from approximately 11,500 to 86,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2002.

               State                           Number of Properties

               Alabama                                   2
               Arizona                                   1
               Colorado                                  2
               Florida                                   2
               Georgia                                   2
               Illinois                                  1
               Indiana                                   1
               Kansas                                    1
               Michigan                                  2
               Minnesota                                 1
               New Mexico                                2
               North Carolina                            2
               Tennessee                                 1
               Texas                                     5
               Washington                                1
                                                   --------------
               TOTAL PROPERTIES:                        26
                                                   ==============

         Buildings. Each of the Properties owned by the Partnership, directly and indirectly, includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the two Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,300 to 9,900 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $9,378,528 and $10,881,691, respectively.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2002 by Restaurant Chain.

                Restaurant Chain                         Number of Properties

                Arby's                                             1
                Checkers                                           2
                Chevy's Fresh Mex                                  1
                Darryl's                                           1
                Del Taco                                           1
                Denny's                                            1
                Golden Corral                                      2
                IHOP                                               2
                Jack in the Box                                    1
                KFC                                                1
                Pizza Hut                                          5
                Ponderosa                                          1
                Popeyes                                            1
                Wendy's                                            2
                Other                                              4
                                                             --------------
                TOTAL PROPERTIES                                  26
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

Leases

         The Partnership leases substantially all the Properties to operators of selected national and regional fast-food Restaurant Chains. The Properties are leased generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities, and insurance.

         As of December 31, 2002, 2001 and 2000, the Properties were 96%, 94% and 97% occupied, respectively, and as of December 31, 1999 and 1998, the Properties were fully occupied. The following is a schedule of the average rent per Property for the years ended December 31:

                                     2002              2001             2000              1999             1998
                                 -------------     -------------    --------------    -------------    --------------

Rental Revenues (1)(2)            $ 1,532,701       $ 1,781,716       $ 2,142,668       $2,255,787        $2,337,182
Properties (2)                             25                29                32               37                38
Average Rent Per Property
                                    $  61,308         $  61,438         $  66,958         $ 60,967          $ 61,505

(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture and tenancy in common arrangements.

(2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002, for each of the next ten years and thereafter.

                                                                                     Percentage of
             Expiration                Number             Annual Rental               Gross Annual
               Year                   of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------
              2003                             --                   $   --                       --
              2004                              1                   96,600                    7.13%
              2005                              2                   65,502                    4.83%
              2006                              1                   63,193                    4.66%
              2007                              8                  445,083                   32.85%
              2008                              1                   43,200                   3.19%
              2009                             --                       --                      --
              2010                             --                       --                       --
              2011                              2                  147,291                   10.87%
              2012                              2                  162,744                   12.01%
              Thereafter                        7                  331,376                   24.46%
                                        ----------            -------------           -------------
              Totals (1)                       24              $ 1,354,989                  100.00%
                                        ==========            =============           =============

(1) Excludes two Properties, one which was vacant at December 31, 2002, and the Property in Nederland, Texas for which the lease has expired and the tenant has continued to operate under a month-to-month lease until negotiations for a new contract with another franchisee are finalized.

Leases with Major Tenant

         The terms of the leases with the Partnership's major tenant as of December 31, 2002 (see Item 1. Business - Major Tenant), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases one Golden Corral restaurant. The initial term of this lease is 15 years (expiring in 2012) and the minimum base annual rent is approximately $152,700.

         It is anticipated that based on the sale of the Property in Tomball, Texas and Pineville, Louisiana, and the lease expiration of the Property in Nederland, Texas, no lessees will continue to contribute 10% or more of the Partnership's total rental revenues during 2003.


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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 10, 2003, there were 2,168 holders of record of the Units. There is no public trading market for the Units and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through June 30, 2000, the price paid for any Unit transferred pursuant to the Plan ranged from $436.20 to $475 per Unit. From July 2000 through December 2002, due primarily to the sales of Properties, the price paid for any Unit transferred pursuant to the Plan ranged from $400 to $425 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan, net of commissions.

                                              2002 (1)                               2001 (1)
                                 -----------------------------------    ------------------------------------
                                   High         Low        Average        High         Low         Average
                                 ---------    --------    ----------    ----------   ---------    ----------
         First Quarter              $ 280        $198         $ 227         $ 270        $232         $ 254
         Second Quarter               275         215           249           192         192           192
         Third Quarter                252         215           225           300         271           284
         Fourth Quarter               300         276           290           267         267           267

(1) A total of 582 and 126 Units were transferred other than pursuant to the Plan for the years ended December 31, 2002 and 2001, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         During the years ended December 31, 2002 and 2001, the Partnership declared distributions to the limited partners of $3,124,909 and $2,913,650, respectively. Distributions for the year ended December 31, 2002 and 2001, included $1,600,000 and $1,200,000 in special distributions, as a result of the distributions of net sales proceeds from the sales of several properties, and for 2002, distributions of insurance proceeds on casualty loss. These special distributions were effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $866,124 and $657,471 were applied toward the limited partners' 10% Preferred Return and the balances of $733,876 and $542,529 were treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the properties in 2002 and 2001, the Partnership's total revenue has decreased, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow have been adjusted in the quarters ended September 30, 2001 and 2002, and the quarter ended December 31, 2002, and are expected to remain reduced in subsequent years. No distributions have been made to the general partners to date. As indicated in the chart below, the distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

            Quarter Ended                   2002                2001
       -------------------------       ---------------     ----------------

       March 31                            $  423,496           $  433,329
       June 30                              1,123,496              433,329
       September 30                           743,537            1,623,496
       December 31                            834,380              423,496

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

(b)      Not applicable


Item 6.  Selected Financial Data

                                               2002             2001           2000           1999           1998
                                           -------------   --------------  -------------  ------------   ------------
Year ended December 31:
   Continuing Operations (3):
    Revenues                                 $ 1,141,803      $  1245,141     $1,397,091    $1,489,651      $1,571,832
    Equity in earnings of joint
       venture                                   253,111          441,969        443,567       440,215         431,974
    Income from continuing
       operations (1)                          1,095,542        1,442,574      2,099,613     1,474,822       1,465,454

   Discontinued Operations (3):
    Revenues                                      83,134          177,623        268,444       314,523         333,608
    Income (loss) from discontinued
       operations (2)                           (417,496 )       (188,828 )      175,956       224,556         268,285

   Net income                                    678,046        1,253,746      2,275,569     1,699,378       1,733,739

   Net income (loss) per Unit:
    Continuing operations                      $   21.91       $    28.85      $   41.99     $   29.50       $   29.30
    Discontinued operations                        (8.35 )          (3.78 )         3.52          4.49            5.37
                                           -------------   --------------  -------------  ------------   ------------
        Total                                  $   13.56       $    25.07      $   45.51     $   33.99       $   34.67
                                           =============   ==============  =============  ============   ============

   Cash distributions declared (4)           $ 3,124,909      $ 2,913,650     $4,397,916    $2,062,516      $3,294,507
   Cash distributions declared per
     Unit (4)                                      62.50            58.27          87.96         41.25           65.89

At December 31:
   Total assets                             $ 12,242,594     $ 14,193,243    $15,833,995   $18,026,218     $18,392,911
   Partners' capital                          11,048,629       13,495,492     15,155,396    17,277,743      17,640,881

(1) Income from continuing operations for the years ended December 31, 2002, 2001, 2000 and 1999, includes $133,603, $204,179, $766,913 and
         $192,752, respectively, from gain on sale of assets. In addition, income from continuing operations for the year ended December 31, 1999, includes $79,585 from a loss on sale of assets. Income from continuing operations for the years ended December 31, 2002, 2001, 2000 and 1998 has been reduced by real estate disposition fees of $22,500, $16,620, $71,056 and $45,150 as a result of the sales of several Properties. Income from continuing operations for the years ended December 31, 2001, also includes lease termination income of $13,112.

(2) Income from discontinued operations for the year ended December 31, 2002 includes provisions for write-down of assets of $498,312 partially offset by insurance proceeds of $88,777, which the Partnership recorded as an adjustment to the loss incurred in a Property destroyed by fire. Income from discontinued operations for the year ended December 31, 2002 also includes losses on sale of assets of $25,967. Income from discontinued operations for the year ended December 31, 2001 includes provisions for write-down of assets of $223,550. Loss from discontinued operations for the year ended December 31, 2002 has been increased by real estate disposition fees of $32,829 as a result of the sales of several Properties.

(3) Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

(4) Distributions for the years ended December 31, 2002, 2001, 2000, and 1998 include special distributions to the Limited Partners of $1,600,000, $1,200,000, $2,500,000 and $1,232,003 as a result of the distributions of the net sales proceeds from the 2002, 2001, 2000 and 1997 sales of several Properties and distribution of insurance proceeds received in 2002.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $18,700 to $222,800. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         The Partnership owned 23, 22 and 17 Properties directly as of December 31, 2000, 2001 and 2002, respectively. In addition, the Partnership owned as of December 31, 2000 ten Properties indirectly through joint venture or tenancy in common arrangements, and nine Properties in 2001 and 2002.

Capital Resources

         For the years ended December 31, 2002, 2001 and 2000, cash from operating activities was $1,334,027, $1,671,766 and $1,741,141, respectively. The decrease in cash from operating activities during 2002 and 2001, as compared to the same period in the previous year resulted from changes in the Partnership's working capital and changes in income and expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001, and 2000.

         Underground petroleum contamination was discovered in 2000 relating to a Property in Ocala, Florida. The Partnership applied to, and qualified for assistance from, a state funded clean-up program. Under this program, the Partnership is responsible for 25% of the actual clean-up costs and is receiving assistance for the remaining 75% of the costs. The Partnership anticipated that future clean-up costs would be approximately $300,000 and accrued in 2000, as a liability, the $75,000 of the estimated clean-up costs. The project is expected to be completed in five phases. During the year ended December 31, 2002, phase one of the clean-up work commenced at the site and payment of the first installment was made. The work for this phase was finalized, and the Department of Environmental Protection approved the conclusions. During the first quarter of 2003, phase two of the clean-up work commenced.

         During 2002, 2001 and 2000, the Partnership distributed to the Limited Partners the majority of the insurance proceeds from a 2001 loss due to fire, liquidating proceeds from a 2001 dissolution of a joint venture, and net sales proceeds from sales of Properties in 2000, 2001 and 2002, except as indicated. These transactions are described below.

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

         During 2001, the Partnership recorded a provision for write-down of assets in the amount of $145,535 relating to the Denny's property in Rock Springs, Wyoming because in October, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection and rejected the lease related to this Property. The provision represented the difference between the carrying value of the property at December 31, 2001 and its estimated fair value. In addition at June 2002, in connection with the anticipated sale of this property, the Partnership recorded a loss on disposal of assets of $113,615. The provision represented the difference between the carrying value of the property and its estimated fair value. In August 2002, the Partnership sold the property to a third party and received net sales proceeds of approximately $204,700, resulting in an additional loss on disposal of assets of $15,341.

         In June 2002, the Partnership sold its Burger King Property in San Antonio, Texas to the tenant and received net sales proceeds of approximately $747,500, resulting in a gain of approximately $133,600.

         In June 2002, the Partnership recorded a provision for write-down of assets of $181,231 relating to the Property in Pineville, Louisiana since the tenant opted to not renew its lease, which expired in June 2002, and vacated the Property. The provision represented the difference between the carrying value of the Property and its estimated fair value. In December 2002, the Partnership sold this Property and received net sales proceeds of approximately $262,400. Since the Partnership had recorded a provision for write-down for this Property, no additional gain or loss was recognized on the sale. In September 2002, the Partnership recorded a provision for write-down of assets of $139,752 relating to the Property in Tomball, Texas in anticipation of the sale of this Property. The provision represented the difference between the carrying value of the Property and its estimated fair value. This Property was vacant since the tenant opted to not renew its lease, which expired in May 2002. In October 2002, the Partnership sold to an unrelated third party the Property and received net sales proceeds of approximately $458,200. Since the Partnership had recorded a provision for write-down for this Property, no additional gain or loss was recognized on the sale. The Partnership distributed to the Limited Partners a portion of the net proceeds from the sales of these two Properties, and used the remaining proceeds to pay liabilities of the Partnership.

         In connection with the sales of the properties in 2002, 2001 and 2000, the Partnership incurred deferred, subordinated, real estate disposition fees of $55,329, $16,620 and $71,056. Payment of the real estate disposition fees is subordinated to receipt by the Limited Partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions.

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

         Currently, rental income from the Partnership's Properties are invested in short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending use of such funds to pay Partnership expenses, or to make distributions to partners. At December 31, 2002, the Partnership had $1,193,910 invested in such short-term investments as compared to $559,886 at December 31, 2001. The increase in short-term investments at December 31, 2002, as compared to December 31, 2001, was primarily attributable to the receipt of net sales proceeds from the sale of several Properties pending distribution to the limited partners. As of December 31, 2002, the average interest rate earned by the Partnership on the rental income deposited in demand deposit accounts at commercial banks was approximately 1.35% annually. The funds remaining at December 31, 2002, will be used to pay distributions and other liabilities of the Partnership.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate net cash flow in excess of operating expenses.

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

         The Partnership generally distributes cash from operating activities remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, the insurance proceeds received in 2002, and the majority of the net sales proceeds received from the sales of Properties during 2002, 2001 and 2000, the Partnership declared distributions to the Limited Partners of $3,124,909, $2,913,650, and $4,397,916, for years ended December 31, 2002, 2001 and 2000, respectively. This represents distributions of $62.50, $58.27, and $66.12, per Unit for the years ending in December 31, 2002, 2001 and 2000, respectively. Distributions for the year ended December 31, 2002, 2001 and 2000, included $1,600,000, $1,200,000 and $2,500,000 in special distributions, as a result of the distributions of the majority of the net sales proceeds from the sales of several Properties and distribution of insurance proceeds received in 2002. These special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, $866,124, $657,471 and $1,407,878 were applied toward the Limited Partners' 10% Preferred Return and the balances of $733,876, $542,529 and $1,092,122 were treated as a return of capital for purposes of calculating the Limited Partners' 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners' invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties in 2002, 2001 and 2000, the Partnership's total revenue has decreased, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow have been adjusted in the quarter ended September 30, 2000, with subsequent adjustments in the quarters ended September 30, 2001 and 2002, and the quarter ended December 31, 2002. No distributions were made to the General Partners for the years ended December 31, 2002, 2001 and 2000. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

         As of December 31, 2002 and 2001, the Partnership owed $12,381 and $3,812, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 15, 2003, the Partnership had reimbursed the affiliates for these amounts. In addition, the years ended December 31, 2002 and 2001, the Partnership incurred $ 55,329 and $16,620, respectively, in real estate disposition fees due to an affiliate as a result of its services in connection with the 2002 and 2001 sales, respectively, of several Properties. The payment of the real estate disposition fees is deferred until the Limited Partners have received their cumulative 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, increased to $993,429 at December 31, 2002, from $561,113 at December 31, 2001, primarily as a result of accruing a special distribution for the Limited Partners of $500,000 relating to net sales proceeds from the sale of three Properties. Total liabilities at December 31, 2002, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the General Partners elect to make additional capital contributions or loans, from the future General Partners' contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property, its operating results are reported as discontinued operations.

Results of Operations

Comparison of the year ended December 31, 2002 to the year ended December 31,
2001


         Total rental revenues were $1,035,106 for the year ended December 31, 2002 as compared to $1,118,018 during the same period in 2001. The decrease in rental revenues during 2002 was primarily due to the sales of the Properties in San Antonio and Bay City, Texas in 2002 and 2001, respectively. Rental revenues from wholly owned Properties are expected to remain at reduced amounts as a result of the Partnership distributing the net sales proceeds relating to these two sales to the Limited Partners during 2001 and 2002.

         During 2001, the former lease for the Property in Hueytown, Alabama, which was scheduled to expire in June 2002, was terminated by the Partnership and the tenant. In November 2001, the Partnership re-leased the Property in Hueytown, Alabama to a new tenant with terms substantially the same as the Partnership's other leases. Rents due under the new lease are lower than rents due under the previous lease; therefore, the Partnership expects that rental revenues in future periods will remain at reduced amounts. However, the General Partners do not anticipate that any decrease in rental revenues relating to the new lease with lower rents will have a material adverse effect on the Partnership's financial position or results of operations. In connection with the termination of this lease, the Partnership recognized $13,112 in lease termination income.

         During the year ended December 31, 2002 and 2001, the Partnership also earned $89,048 and $72,771, respectively, in contingent rental income. The increase was primarily attributable to an increase in gross sales of certain restaurant Properties, the lease of which require the payment of contingent rental income.

         During the year ended December 31, 2002 and 2001, the Partnership earned $253,111 and $441,969, respectively, attributable to the net income earned by joint ventures. The decrease in net income earned by joint ventures during 2002, was partially due to the fact that, Houlihan's Restaurant, Inc., which leased the Property owned by Show Low Joint Venture, in which the Partnership owns an approximate 64% interest, was experiencing financial difficulties and in January 2002, filed for bankruptcy and rejected the lease relating to this Property. The joint venture recorded a provision for write-down of assets of approximately $172,200. The provision represented the difference between the carrying value of the Property and its estimated fair value. The joint venture will not receive any rental revenues from this Property until the Property is re-leased. The joint venture is currently seeking a replacement tenant for this Property. The lost revenues resulting from the vacant Property will have an adverse effect on the equity in earnings of joint ventures, if the joint venture is not able to re-lease the Property in a timely manner.

         The decrease in net income earned by joint ventures during 2002 was also partially due to the fact that in August 2001, Peoria Joint Venture, in which the Partnership owned a 48% interest, sold its Property, and the Partnership dissolved the joint venture in accordance with the joint venture agreement. The Partnership expects that net income earned by joint ventures will remain at reduced levels as a result of the Partnership distributing to the Limited Partners the majority of the liquidating distribution received by the Partnership from the joint venture.

         The decrease in net income earned by joint ventures during 2002, was partially offset because the Partnership and CNL Income Fund V, Ltd., as tenants-in-common, re-leased the Property in Mesa, Arizona which was vacant since June 2000, to a new tenant in September 2001 with terms substantially the same as the Partnership's other leases. In 1998, the tenant of the Property, in Mesa, Arizona, in which the Partnership owns an approximate 58% interest, filed for bankruptcy, and during 2000, rejected its lease relating to this Property. As a result, this tenant discontinued making rental payments on the rejected lease.

         During  2002,  one  of  the   Partnership's   lessees,   Golden  Corral
Corporation, contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General
Partners  as  tenants-in-common).   As  of  December  31,  2002,  Golden  Corral
Corporation was the lessee under leases relating to one restaurant. It is anticipated that based on the sales of the Properties in Tomball, Texas and Pineville, Louisiana, and the lease expiration of the Property in Nederland, Texas, no lessees will continue to contribute 10% or more of the Partnership's total rental revenues during 2003. In addition during 2002, two Restaurant Chains, Golden Corral, and Wendy's, each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that only Wendy's will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of its leases. A failure of this Restaurant Chain could materially affect the Partnership's revenues if the Partnership is not able to re-lease the Properties in a timely manner.

         During the year ended December 31, 2002 and 2001, the Partnership also earned $17,649 and $41,240, respectively, in interest and other income. Interest and other income during 2001 were higher because the Partnership earned interest on higher average cash balances due to the net sales proceeds received from the sale of Properties pending distribution to the Limited Partners.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $432,975 and $448,715 for the years ended December 31, 2002 and 2001, respectively. The decrease in operating expenses is primarily due to a decrease in depreciation expense because the Partnership sold Properties in 2002 and 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         In June 2002, the Partnership sold its Burger King Property in San Antonio, Texas resulting in a gain of approximately $133,600. This Property was identified for sale as of December 31, 2001. In September 2001, the Partnership sold its Property in Bay City, Texas to the tenant resulting in a gain of approximately $204,200.

         During 2002, the Partnership sold four Properties that met the criteria of this standard. During the year ended December 31, 2001, the building on the Casper, Wyoming Property was partially destroyed by fire and subsequently demolished. In connection with the destruction of the building by the fire, during the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of $78,015, which represented the loss incurred by the Partnership in excess of anticipated insurance proceeds. The Partnership contested the settlement of the insurance claim, and in June 2002, received an additional $88,777 in insurance proceeds, which the Partnership recorded as an adjustment to the loss incurred in this Property due to fire. The Partnership contested the settlement of the insurance claim, and in June 2002, received an additional $88,777 in insurance proceeds, which the Partnership recorded as an adjustment to the provision for write-down of the property. At June 2002, in connection with the anticipated sale of the land, the Partnership recorded a provision for write-down of assets of $63,714. The provision represented the difference between the carrying value of the land and its estimated fair value. In August 2002, the Partnership sold the land to a third party resulting in an additional provision for write- down of assets of $10,626.

         During 2001, the Partnership recorded a provision for write-down of assets in the amount of $145,535 relating to the Denny's Property in Rock Springs, Wyoming because on October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection and rejected the lease related to this Property. In addition at June 2002, in connection with the anticipated sale of this property, the Partnership recorded a provision for write-down of assets of $113,615. The provision represented the difference between the carrying value of the property and its estimated fair value. In August 2002, the Partnership sold the Property to a third party resulting in a loss on disposal of assets of $15,341

         In June 2002, the Partnership recorded a provision for write-down of assets of $181,231 relating to the Property in Pineville, Louisiana since the tenant opted to not renew its lease, which expired in June 2002, and vacated the Property. The provision represented the difference between the carrying value of the Property and its estimated fair value. In December 2002, the Partnership sold this Property. Since the Partnership had recorded a provision for write-down of assets for this Property, no additional gain or loss was recognized on the sale.

         In September 2002, the Partnership recorded a provision for write-down of assets of $139,752 relating to the Property in Tomball, Texas in anticipation of the sale of this Property. The provision represented the difference between the carrying value of the Property and its estimated fair value. This Property was vacant since the tenant opted to not renew its lease, which expired in May 2002. In October 2002, the Partnership sold the Property to a third party. Since the Partnership had recorded a provision for write-down for this Property, no additional gain or loss was recognized on the sale.

         The Partnership was negotiating a contract with an unrelated party to sell the Property in Nederland, Texas at September 2002. The negotiations were terminated during the fourth quarter of 2002 and as a result, the Partnership reclassified the assets from real estate held for sale to real estate properties with operating leases.

         The financial  results of the  Properties,  in Casper and Rock Springs,
Wyoming; Pineville, Louisiana and Tomball, Texas, were classified as Discontinued Operations in the accompanying financial statements. The Partnership distributed the majority of the net sales proceeds from the sales to the Limited Partners and used the remainder to pay liabilities of the Partnership.

Comparison of the year ended December 31, 2001 to the year ended December 31,
2000

         Total rental revenues were $1,118,018 for the year ended December 31, 2001 as compared to $1,290,647 in the same period in 2000. The decrease in rental revenues during 2001, as compared to the previous year, was primarily a result of the sales of several Properties during 2001 and 2000. Rental revenues earned from wholly owned Properties is expected to remain at reduced amounts as a result of the Partnership distributing the net sales proceeds to the Limited Partners as special distributions.

         During 2001, the former lease for the Property in Hueytown, Alabama, which was scheduled to expire in June 2002, was terminated by the Partnership and the tenant. In November 2001, the Partnership re-leased the Property in Hueytown, Alabama to a new tenant, as described above.

         During the years ended December 31, 2001 and 2000, the Partnership also earned $72,771 and $48,854, respectively, in contingent rental income. The increase in contingent rental income during 2001, as compared to the previous year, was primarily attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

         The Partnership earned $441,969 and $443,567 attributable to the net income earned by joint ventures during the years ended December 31, 2001 and 2000, respectively. The decrease in net income earned by joint ventures during 2001 was partially due to the fact that, Houlihan's Restaurant, Inc., who leases the Property owned by Show Low Joint Venture, in which the Partnership owns an approximate 64% interest, was experiencing financial difficulties, and in January 2002, filed for bankruptcy and rejected the lease relating to this Property. The joint venture recorded a provision for write-down of assets of approximately $56,400 relating to this Property in 2001. The provision represented the difference between the carrying value of the Property and its estimated fair value.

         The tenant of the Property, in Mesa, Arizona, in which the Partnership owns an approximate 58% interest, filed for bankruptcy in 1998, and during 2000, rejected its lease relating to this Property. As a result, the tenants-in-common stopped recording rental revenues in 2000 and recorded a provision for write-down of assets for approximately $31,500. The provision represented the difference between the carrying value of the Property at December 31, 2000 and its estimated fair value. The Partnership and CNL Income Fund V, Ltd., as tenants-in-common, re-leased the Property to a new tenant in September 2001.

         The decrease in net income during 2001, as compared to 2000, was partially offset by the fact that in August 2001, Peoria Joint Venture, in which the Partnership owned a 48% interest, sold its Property to a third party for approximately $1,786,900 resulting in a gain to the joint venture of approximately $136,700. The Partnership dissolved the joint venture in accordance with the joint venture agreement and did not incur a gain or loss on the dissolution. The Partnership expects that net income earned by joint ventures will remain at reduced levels as a result of the distributions of the liquidating proceeds to the Limited Partners.

         During the years ended December 31, 2001 and 2000, the Partnership also earned $41,240 and $57,590, respectively, in interest and other income. Interest and other income during 2000 were higher because the Partnership earned interest on higher average cash balances due to the net sales proceeds received from the sale of Properties pending distribution to the Limited Partners.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $448,715 and $507,958 for the years ended December 31, 2001 and 2000, respectively. The decrease in operating expenses is partially due to a decrease in depreciation expense because the Partnership sold several Properties in 2001 and 2000 and distributed the net sales proceeds to the Limited Partners.

         During 2000, the Partnership recorded $75,000 in estimated environmental clean-up costs relating to the contamination of the Property in Ocala, Florida. During 2000, the Partnership also incurred $31,418 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating a proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the General Partners and APF mutually agreed to terminate the merger.

         The decrease in operating expenses during 2001, as compared to 2000, was partially offset by an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         In September 2001, the Partnership sold its Property in Bay City, Texas to the tenant resulting in a gain of $204,179. In addition, the Partnership recognized gains totaling $766,913 during 2000 as a result of the sales of four Properties.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         The Partnership's leases as of December 31, 2002 are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                       Page

Report of Independent Certified Public Accountants                      20

Financial Statements:

     Balance Sheets                                                     21

     Statements of Income                                               22

     Statements of Partners' Capital                                    23

     Statements of Cash Flows                                        24-25

     Notes to Financial Statements                                   26-38

               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund II, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund II, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 31, 2003

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                        December 31,
                                                                               2002                      2001
                                                                         -----------------         -----------------
                          ASSETS

Real estate properties with operating leases, net                            $  6,752,686              $  7,500,419
Real estate held for sale                                                              --                 1,555,397
Investment in joint ventures                                                    4,000,984                 4,154,855
Cash and cash equivalents                                                       1,193,910                   559,886
Certificate of deposit                                                             61,824                    62,248
Receivables, less allowance for doubtful accounts of
     $23,640, in 2001                                                              43,505                   153,086
Accrued rental income                                                             182,640                   203,759
Other assets                                                                        7,045                     3,593
                                                                         -----------------         -----------------

                                                                             $ 12,242,594              $ 14,193,243
                                                                         =================         =================




             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $    71,100                $   83,096
Real estate taxes payable                                                           8,720                     9,093
Distributions payable                                                             834,380                   423,496
Due to related parties                                                            200,536                   136,638
Rents paid in advance and deposits                                                 79,229                    45,428
                                                                         -----------------         -----------------
         Total liabilities                                                      1,193,965                   697,751

Commitments and Contingencies (Note 9)

Partners' capital                                                              11,048,629                13,495,492
                                                                         -----------------         -----------------

                                                                             $ 12,242,594              $ 14,193,243
                                                                         =================         =================

                See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                              Year Ended December 31,
                                                                     2002               2001              2000
                                                                ----------------   ---------------   ----------------
Revenues:
     Rental income from operating leases                           $  1,035,106      $  1,118,018       $  1,290,647
     Contingent rental income                                            89,048            72,771             48,854
     Lease termination income                                                --            13,112                 --
     Interest and other income                                           17,649            41,240             57,590
                                                                                                     ----------------
                                                                ----------------   ---------------
                                                                      1,141,803         1,245,141          1,397,091
                                                                ----------------   ---------------   ----------------
Expenses:
     General operating and administrative                               210,517           212,108            147,122
     Property expenses                                                   24,937            16,485             11,486
     State and other taxes                                               15,666            18,223              9,414
     Depreciation and amortization                                      181,855           201,899            233,518
     Transaction costs                                                       --                --             31,418
     Environmental clean-up costs                                            --                --             75,000
                                                                ----------------   ---------------   ----------------
                                                                        432,975           448,715            507,958
                                                                ----------------   ---------------   ----------------

Income Before Gain on Sale of Assets and Equity in
     Earnings of Joint Ventures                                         708,828           796,426            889,133

Gain on Sale of Assets                                                  133,603           204,179            766,913

Equity in Earnings of Joint Ventures                                    253,111           441,969            443,567
                                                                ----------------   ---------------   ----------------

Income from Continuing Operations                                     1,095,542         1,442,574          2,099,613
                                                                ----------------   ---------------   ----------------

Discontinued Operations (Note 4):
     Income (loss) from discontinued operations                        (391,529  )       (188,828  )         175,956
     Loss on disposal of discontinued operations                        (25,967 )              --                 --
                                                                ----------------   ---------------   ----------------
                                                                       (417,496  )       (188,828  )         175,956
                                                                ----------------   ---------------   ----------------


Net Income                                                          $   678,046      $  1,253,746       $  2,275,569
                                                                ================   ===============   ================

Income (Loss) Per Limited Partner Unit
     Continuing Operations                                           $    21.91        $    28.85         $    41.99
     Discontinued Operations                                              (8.35  )          (3.78  )            3.52
                                                                ----------------   ---------------   ----------------

     Total                                                           $    13.56        $    25.07         $    45.51
                                                                ================   ===============   ================


Weighted Average Number of Limited Partner Units
     Outstanding                                                         50,000            50,000             50,000
                                                                ================   ===============   ================

                See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001, and 2000


                                         General Partners                                 Limited Partners
                                -----------------------------   ------------------------------------------------------------
                                                  Accumulated                                     Accumulated    Syndication
                                 Contributions    Earnings      Contributions    Distributions    Earnings        Costs
                                --------------   ------------   --------------   -------------   -------------   -----------
Balance, December 31, 1999      $    162,000    $   243,788     $  25,000,000   $ (30,426,400 )  $  24,988,177   $ (2,689,822 )

    Distributions to limited
       partners ($87.96 per
       limited partner unit)              --             --        (1,092,122 )    (3,305,794 )             --             --
    Net income                            --             --                --              --        2,275,569             --
                               --------------  -------------   ---------------  --------------   --------------  -------------

Balance, December 31, 2000           162,000        243,788        23,907,878     (33,732,194 )     27,263,746     (2,689,822 )

    Distributions to limited
       partners ($58.27 per
       limited partner unit)              --             --          (542,529 )    (2,371,121 )             --             --
    Net income                            --             --                --              --        1,253,746             --
                               --------------  -------------   ---------------  --------------   --------------  -------------

Balance, December 31, 2001           162,000        243,788        23,365,349     (36,103,315 )     28,517,492     (2,689,822 )

    Distributions to limited
       partners ($62.50 per
       limited partner unit)              --             --          (733,876 )    (2,391,033 )             --             --
    Net income                            --             --                --              --          678,046             --
                               --------------  -------------   ---------------  --------------   --------------  -------------

Balance, December 31, 2002      $    162,000    $   243,788     $  22,631,473   $ (38,494,348 )  $  29,195,538   $ (2,689,822 )
                               ==============  =============   ===============  ==============   ==============  =============




   Total
 ------------

   $17,277,743



    (4,397,916 )
     2,275,569
 --------------

    15,155,396



    (2,913,650 )
     1,253,746
 --------------

    13,495,492



    (3,124,909 )
       678,046
 --------------

   $11,048,629
 ==============

                 See accompanying note to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                     2002                 2001                   2000
                                                                ----------------     ----------------       ---------------
Increase (Decrease) in Cash and Cash Equivalents:

   Cash Flows from Operating Activities:
      Net Income                                                    $   678,046         $  1,253,746          $  2,275,569
                                                                ----------------     ----------------       ---------------

      Adjustments   to  reconcile  net  income  to  net  cash
         provided by operating activities:
             Depreciation                                               207,815              263,950               298,325
             Amortization                                                   516                  516                   516
             Provision for doubtful accounts                                 --               52,295                    --
             Provision for write-down of assets                         498,312              223,550                    --
             Gain of sale of assets                                    (197,873 )           (204,179 )            (766,913 )
             Equity in earnings of joint ventures, net of
                distributions                                           153,871               29,154                65,429
             Decrease (increase) in receivables                         (30,372 )             28,626               (61,959 )
             Decrease (increase) in due from related parties              1,575                6,935                (5,433 )
             Decrease (increase) in accrued rental income                (3,896 )              4,283               (11,353 )
             Decrease (increase) in other assets                         (3,968 )                526                 5,592
             Increase  (decrease)  in  accounts  payable  and
                real estate taxes payable                               (12,369 )            (12,938 )              11,417
             Increase (decrease) in due to related parties                8,569                  361               (57,053 )
             Increase  (decrease)  in rents  paid in  advance
                and deposits                                             33,801               24,941               (12,996 )
                                                                ----------------     ----------------       ---------------
                   Total adjustments                                    655,981              418,020              (534,428 )
                                                                ----------------     ----------------       ---------------

Net Cash Provided by Operating Activities                             1,334,027            1,671,766             1,741,141
                                                                ----------------     ----------------       ---------------

   Cash Flows from Investing Activities:
      Proceeds from sale of real estate properties                    1,786,443              548,874             2,361,028
      Additions  to real  estate  properties  with  operating
          leases                                                            --                   --               (34,165 )
      Insurance proceeds for casualty loss on building                 227,579                   --                    --
      Liquidating distribution from joint venture                           --              830,263                    --
      Investment in certificate of deposit                                  --              (60,038  )                 --
                                                                ----------------     ----------------       ---------------
         Net cash provided by investing activities                    2,014,022            1,319,099             2,326,863
                                                                ----------------     ----------------       ---------------

   Cash Flows from Financing Activities:
      Proceeds from loan from corporate general partner                      --               75,000                    --
      Repayment of loan from corporate general partner                       --              (75,000 )                  --
      Distributions to limited partners                              (2,714,025 )         (2,923,482 )          (4,480,216 )
                                                                ----------------     ----------------       ---------------
         Net cash used in financing activities                       (2,714,025 )         (2,923,482 )          (4,480,216 )
                                                                ----------------     ----------------       ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                    634,024               67,383              (412,212 )

Cash and Cash Equivalents at Beginning of Year                          559,886              492,503               904,715
                                                                ----------------     ----------------       ---------------

Cash and Cash Equivalents at End of Year                           $  1,193,910         $    559,886           $   492,503
                                                                ================     ================       ===============

                See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                      2002               2001              2000
                                                                 ---------------    ---------------    --------------
Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

         Deferred real estate disposition fees incurred
             and unpaid at end of period                             $   55,329         $   16,620        $   71,056
                                                                 ===============    ===============    ==============

         Distributions declared and unpaid at
             December 31                                             $  834,380         $  423,496        $  433,329
                                                                 ===============    ===============    ==============

                See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         Real Estate and Lease Accounting - The Partnership records the real estate property acquisitions at cost. The properties are leased to third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2002, 2001 and 2000, tenants paid directly to real estate taxing authorities $167,500 $177,800, and $173,000, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The partnership defers recognition of the contingent rental revenues until the defined thresholds are met.

         The leases are accounted for using the operating method. Under the operating method, real estate property leases are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years.

         When scheduled rental revenues vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service. Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions of the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

         When  the  properties  are  sold,  the  related  cost  and  accumulated depreciation plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss is recorded for the amount by which the carrying value of the asset exceeds its fair market value.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is recorded to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership invested in Kirkman Road Joint Venture with unaffiliated entities. The Partnership's investments in Holland Joint Venture and Show Low Joint Venture, and the properties in Arvada, Colorado; Mesa, Arizona; Smithfield, North Carolina; Vancouver, Washington; Overland Park, Kansas; and Memphis, Tennessee, each of which is held as tenants-in-common with affiliates of the general partners. These entities are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying Property.

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

         Lease Costs - Other assets included lease incentive costs and brokerage and legal fees associated with negotiating leases and are amortized over the terms of the new leases using the straight-line method. When a property is sold or a lease is terminated, the related lease cost, if any, net of accumulated amortization is removed from the accounts and charged against income.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Reclassification - Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on partner's capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases:
         --------------------------------------------

         Real estate properties with operating leases consisted of the following at December 31:

                                                                     2002                   2001
                                                              --------------------   -------------------
                  Land                                              $   3,989,212          $  4,362,307
                  Buildings                                             5,435,719             5,820,177
                                                              --------------------   -------------------
                                                                        9,424,931            10,182,484
                  Less accumulated depreciation                        (2,672,245 )          (2,682,065 )
                                                              --------------------   -------------------

                                                                    $   6,752,686          $  7,500,419
                                                              ====================   ===================

         In September 2001, the Partnership sold its property in Bay City, Texas to the tenant and received net sales proceeds of approximately $548,900 resulting in a gain of $204,179. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $16,620. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions.

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

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                   2003                               $  825,937
                   2004                                  797,322
                   2005                                  727,682
                   2006                                  722,628
                   2007                                  498,529
                   Thereafter                          1,261,958
                                                 ----------------

                                                     $ 4,834,056
                                                 ================

3.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has a 50%, 49%, and 64% interest in the profits and losses of Kirkman Road Joint Venture, Holland Joint Venture and Show Low Joint Venture, respectively. The remaining interests in Holland Joint Venture and Show Low Joint Venture are held by affiliates of the general partners. The Partnership also has a 33.87%, a 57.91%, a 47%, a 37.01%, a 39.39%, and a 13.38% interest in properties in Arvada, Colorado; Mesa, Arizona; Smithfield, North Carolina; Vancouver, Washington, Overland, Kansas, and

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


3.       Investment in Joint Ventures - Continued:
         ----------------------------------------

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

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                                    December 31,
                                                                              2002                 2001
                                                                         ----------------     ---------------
                 Real estate properties with operating leases, net           $ 7,432,325         $ 7,774,746
                 Net investment in direct financing leases                     2,172,748           2,177,989
                 Cash                                                             28,744              29,589
                 Receivables                                                          --               1,971
                 Accrued rental income                                           453,259             373,454
                 Other assets                                                        194               2,180
                 Liabilities                                                      20,985              20,843
                 Partners' capital                                            10,066,285          10,339,086


                                                                           Year Ended December 31,
                                                                  2002               2001              2000
                                                             ---------------    ---------------    --------------

           Rental revenues                                        $1,155,532        $ 1,101,784       $ 1,344,694
           Expenses                                                 (206,369 )         (218,145 )        (210,937 )
           Provision for write-down of assets                       (172,165 )               --           (31,543 )
                                                             ---------------    ---------------    --------------

           Net Income                                              $ 776,998         $  883,639       $ 1,102,214
                                                             ---------------    ---------------    --------------

         The Partnership recognized income totaling $253,111, $441,969, and $443,567, for the years ended December 31, 2002, 2001 and 2000, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates of the general partners.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Discontinued Operations:
         -----------------------

         During the year ended December 31, 2001, the building on the Casper, Wyoming property was partially destroyed by fire and subsequently demolished. In connection with the destruction of the building by the fire during the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of $78,015, which represented the loss incurred by the Partnership in excess of anticipated insurance proceeds. The undepreciated cost of the building of $216,817 was removed from the accounts and the anticipated insurance proceeds of $138,802 were included in accounts receivable. The Partnership contested the settlement of the insurance claim, and in June 2002, received an additional $88,777 in insurance proceeds, which the Partnership recorded as an adjustment to the loss on disposal of the property. At June 2002, in connection with the anticipated sale of the land, the Partnership recorded a provision for write-down of assets of $63,714. The provision represented the difference between the carrying value of the land and its estimated fair value. In August 2002, the Partnership sold the land to a third party and received net sales proceeds of approximately $113,700, resulting in a loss on disposal of assets of $10,626.

         During 2001, the Partnership recorded a provision for write-down of assets in the amount of $145,535 relating to the Denny's property in Rock Springs, Wyoming because in October 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection and rejected the lease related to this Property. The provision represented the difference between the carrying value of the property at December 31, 2001 and its estimated fair value. In addition at June 2002, in connection with the anticipated sale of this property, the Partnership recorded a provision for write-down of assets of $113,615. The provision represented the difference between the carrying value of the property and its estimated fair value. In August 2002, the Partnership sold the property to a third party and received net sales proceeds of approximately $204,700, resulting in a loss on disposal of assets of $15,341.

         In June 2002, the Partnership recorded a provision for write-down of assets of $181,231 relating to the property in Pineville, Louisiana since the tenant opted to not renew its lease, which expired in June 2002, and vacated the Property. The provision represented the difference between the carrying value of the property and its estimated fair value. In December 2002, the Partnership sold this property and received net sales proceeds of approximately $262,400. Since the Partnership had recorded a provision for write-down for this Property, no additional gain or loss was recognized on the sale.

         In September 2002, the Partnership recorded a provision for write-down of assets of $139,752 relating to the property in Tomball, Texas in anticipation of the sale of this Property. The provision represented the difference between the carrying value of the property and its estimated fair value. This property was vacant since the tenant opted to not renew its lease, which expired in May 2002. In October 2002, the Partnership sold to an unrelated third party the property and received net sales proceeds of approximately $458,200. Since the Partnership had recorded a provision for write-down for this property, no additional gain or loss was recognized on the sale.

         In connection with the sales of these four properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $32,829. Payment of the real estate disposition fees is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Discontinued Operations - Continued:
         -----------------------------------

         The Partnership was negotiating a contract with an unrelated party to sell the property in Nederland, Texas at September 2002. The negotiations were terminated during the fourth quarter of 2002, and as a result, the Partnership reclassified the assets from real estate held for sale to real estate properties with operating leases.

         The   financial   results  for  these   properties   are  reflected  as
         Discontinued Operations in the accompanying financial statements. The operating results of discontinued operations are as follows:


                                                                           Year Ended December 31,
                                                                  2002               2001               2000
                                                             ---------------    ---------------     -------------
          Rental revenues                                          $  79,103         $  177,623         $ 268,444
          Other income                                                 4,031                 --                --
          Expenses                                                   (65,128 )         (142,901 )         (92,488 )
          Provision for write-down of assets                        (409,535 )         (223,550 )              --
          Loss on disposal of assets                                 (25,967 )               --                --
                                                             ---------------    ---------------     -------------

          Income (loss) from discontinued operations              $ (417,496 )      $  (188,828 )       $ 175,956
                                                             ===============    ===============     =============

5.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

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

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


5.       Allocations and Distributions - Continued:
         -----------------------------------------

         allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

         During the years ended December 31, 2002, 2001 and 2000, the Partnership declared distributions to the limited partners of $3,124,909, $2,913,650, and $4,397,916, respectively. Distributions for the year ended December 31, 2002, 2001 and 2000, included $1,600,000, $1,200,000 and $2,500,000 in special distributions, as a result of the distributions of the majority of net sales proceeds from the sales of several properties and distribution of insurance proceeds received in 2002. These special distributions were effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $866,124, $657,471 and $1,407,878 were applied toward the limited partners' 10% Preferred Return and the balances of $733,876, $542,529 and $1,092,122 were treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the properties in 2002, 2001 and 2000, the Partnership's total revenue has decreased, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow have been adjusted in the quarter ended September 30, 2000, with subsequent adjustments in the quarters ended September 30, 2001 and 2002, and the quarter ended December 31, 2002. No distributions have been made to the General Partners to date.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


6.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2002             2001              2000
                                                                --------------   --------------   ---------------
          Net income for financial reporting purposes              $  678,046      $ 1,253,746       $ 2,275,569

          Effect of timing differences relating to
               depreciation                                            (8,035 )         11,312            15,756

          Effect of timing differences relating to
               gains/losses on real estate property sales            (738,824 )         (6,653 )         (27,863 )

          Effect of timing differences relating to equity
               in earnings of joint ventures                           79,851           32,953           (20,354 )

          Deduction of transaction costs for tax reporting
               purposes                                                    --               --          (144,538 )

          Effect of timing differences relating to
               allowance for doubtful accounts                        (23,640 )       (122,653 )          67,603

          Accrued rental income                                        (3,896 )          4,283           (11,353 )

          Rents paid in advance                                        19,203           (9,950 )         (11,996 )

          Provision for write-down of assets                          498,312          223,550                --

          Provision for (deduction of) contamination
                expenses                                               (7,329 )             --            75,000
                                                                --------------   --------------   ---------------

          Net income for federal income tax purposes               $  493,688      $ 1,386,588       $ 2,217,824
                                                                ==============   ==============   ===============

7.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


7.       Related Party Transactions- Continued:
         -------------------------------------

         The Advisor provides services pursuant to a management agreement with the partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures and the properties held as tenants-in-common with affiliates or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold no property management fees were incurred during the years ended December 31, 2002, 2001 and 2000.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the years ended December 31, 2002, 2001 and 2000, the Partnership incurred $55,329, $16,620 and $71,056 in deferred, subordinated, real estate disposition fees as a result of the 2002, 2001 and 2000 sales of properties.

         During  the  years  ended  December  31,  2002,  2001,  and  2000,  the
         Partnership's advisor and its affiliates provided accounting and administrative services. The Partnership incurred $152,193, $140,936, and $82,134, for the years ended December 31, 2002, 2001, and 2000, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                                             2002               2001
                                                                        ---------------    ---------------
                   Due to Advisor and its affiliates:
                        Expenditures incurred on behalf
                            of the Partnership, including
                            accounting and administrative
                            services                                         $  12,381          $   3,812
                        Deferred, subordinated real
                            estate disposition fee                             188,155            132,826
                                                                                           ---------------
                                                                        ---------------

                                                                            $  200,536          $ 136,638
                                                                        ===============    ===============

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Concentration of Credit Risk:
         ----------------------------

         For the years ended December 31, 2002, 2001 and 2000, rental revenues from Golden Corral Corporation were $209,247, $397,632 and $413,941, respectively, representing more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners).

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                  2002               2001               2000
                                              --------------     --------------    ----------------
          Golden Corral Family
               Steakhouse Restaurants             $ 238,441          $ 397,632          $  413,941
          Wendy's Old Fashioned
               Hamburger Restaurants                227,046            219,778                 N/A

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by the lessee or any one of the restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

9.       Commitments and Contingencies:
         -----------------------------

         Underground petroleum contamination was discovered in 2000 relating to a Property in Ocala, Florida. The Partnership applied to and qualified for assistance from a state funded clean-up program. Under this program, the Partnership is responsible for 25% of the actual clean-up costs and is receiving assistance for the remaining 75% of the costs. The Partnership anticipated that future clean-up costs would be approximately $300,000 and accrued in 2000, as a liability, the $75,000 of the estimated clean-up costs. The project is expected to be completed in five phases. During the year ended December 31, 2002, phase one of the clean-up work commenced at the site and payment of the first installment was made. The work for this phase was finalized, and the Department of Environmental Protection approved the conclusions. During the first quarter of 2003, phase two of the clean-up work commenced.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001.

                 2002 Quarter                 First           Second          Third         Fourth            Year
        -------------------------------    ------------     -----------    -----------    -----------     -----------
        Continuing Operations (1):
            Revenues                         $ 282,088        $ 271,143      $ 277,347      $ 311,225      $ 1,141,803
            Equity  in   earnings   of
              joint ventures (2)                94,335           83,130         85,247         (9,601 )        253,111
            Income from continuing
              operations                       244,093          374,550        269,158        207,741        1,095,542

        Discontinued Operations (1):
            Revenues                            43,634           35,514             --          3,986           83,134
            Income (loss) from                  27,447         (252,832 )     (182,716 )       (9,395 )       (417,496)
              discontinued operations

        Net Income                             271,540          121,718         86,442        198,346          678,046

        Net income (loss) per limited partner Unit:
            Continuing operations             $   4.88         $   7.49       $   5.38       $   4.16         $  21.91
            Discontinued operations               0.55            (5.06 )        (3.65 )        (0.19 )          (8.35)
                                           ------------     -----------    -----------    -----------     -----------

            Total                             $   5.43         $   2.43       $   1.73       $   3.97         $  13.56
                                           ============     ===========    ===========    ===========     ===========



                 2001 Quarter                 First           Second          Third         Fourth            Year
        -------------------------------    ------------     -----------    -----------    -----------     -----------

        Continuing Operations (1):
            Revenues                         $ 293,315        $ 304,169      $ 316,221      $ 331,436      $ 1,245,141
            Equity  in   earnings   of
               joint ventures                  106,967          104,781        166,977         63,244          441,969
            Income from continuing
              operations                       236,429          296,675        601,694        307,776        1,442,574

        Discontinued Operations (1):
            Revenues                            61,761           25,417         46,854         43,591          177,623
            Income (loss) from
              discontinued operations         (130,024  )       (24,077 )       20,847        (55,574 )       (188,828)

        Net income                             106,405          272,598        622,541        252,202        1,253,746

        Net income (loss) per limited partner Unit:
            Continuing operations             $   4.73         $   5.93       $  12.03       $   6.16         $  28.85
            Discontinued operations              (2.60  )         (0.48 )         0.42          (1.12 )          (3.78)
                                           ------------     -----------    -----------    -----------     -----------

            Total                             $   2.13         $   5.45       $  12.45       $   5.04         $  25.07
                                           ============     ===========    ===========    ===========     ===========


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Selected Quarterly Financial Data - Continued:
         ---------------------------------------------

         (1) Certain items in the quarterly financial data have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on total net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations for all periods presented. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

         (2) In October 2002, Show Low Joint Venture, in which the Partnership owns an approximate 64% interest, recorded a provision for write-down of assets of approximately $172,200 relating to the property in Greensboro, North Carolina. The provision represented the difference between the carrying value of the property and its estimated fair value.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership does not have any equity compensation plans.


Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.



                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2002
----------------------------------     --------------------------------------      ------------------------------
Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting     and
operating expenses                     the  lower  of  cost  or  90%  of the       administra-tive     services:
                                       prevailing  rate at which  comparable       $152,193
                                       services  could have been obtained in
                                       the  same  geographic  area.  If  the
                                       General  Partners or their affiliates
                                       loan  funds to the  Partnership,  the
                                       General  Partners or their affiliates
                                       will be  reimbursed  for the interest
                                       and  fees  charged  to  them  by  the
                                       unaffiliated    lenders    for   such
                                       loans.   Affiliates  of  the  General
                                       Partners  from  time  to  time  incur
                                       certain operating  expenses on behalf
                                       of  the  Partnership  for  which  the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
---------------------------------      --------------------------------------      ------------------------------
Deferred,    subordinated   real       A deferred,  subordinated real estate       $55,329
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount equal to the lesser of (i)
                                       one-half of a competitive real estate
                                       commission, or (ii) three percent of the
                                       sales price of such Property or
                                       Properties. Payment of such fee shall be
                                       made only if affiliates of the General
                                       Partners provide a substantial amount of
                                       services in connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum returns
                                       to the Limited Partners. However, if the
                                       net sales are reinvested in a replacement
                                       Property, no such real estate disposition
                                       fee will be incurred until such
                                       replacement Property is sold and the net
                                       sales proceeds are distributed.

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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
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


Item 14. Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate General Partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

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

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 2002 through December 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2003.

                                            CNL INCOME FUND II, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner

                                               /s/ Robert A. Bourne
                                               --------------------------------
                                               ROBERT A. BOURNE, President


                                            By:ROBERT A. BOURNE
                                               General Partner

                                               /s/ Robert A. Bourne
                                               --------------------------------
                                               ROBERT A. BOURNE


                                            By:JAMES M. SENEFF, JR.
                                               General Partner

                                               /s/ James M. Seneff, Jr.
                                               --------------------------------
                                               JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 24, 2003
------------------------------------    (Principal   Financial  and  Accounting
Robert A. Bourne                         Officer)


/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 24, 2003
------------------------------------    (Principal Executive Officer)
James M. Seneff, Jr.


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund II, Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003


/s/ James M. Seneff, Jr.
---------------------------
 James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund II, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003


/s/ Robert A. Bourne
----------------------
Robert A. Bourne
President and Treasurer

                           CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2001, and 2000


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

  2002        Allowance for
                  doubtful
                  accounts (a)        $  23,640          $    --           $    --        $  23,640 (c)       $   --        $   --
                                  ==============  ===============  ================    =============     ============  ============


             (a)    Deducted from receivables on the balance sheet.

             (b)    Reduction of rental and other income.

             (c)    Amounts written off as uncollectible.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002

                                                                                        Costs Capitalized
                                                                                        Subsequent to
                                                              Initial Cost              Acquisition
                                                  -------------------------  ----------------------
                                    Encum-                      Buildings and Improve-    Carrying
                                   brances           Land        Improvements  ments       Costs
                                  -----------     ------------  ------------------------  --------
Properties the Partnership
   has Invested in:


    Checkers Drive-In Restaurants:
      Fayetteville, Georgia           -             $ 338,735            -            -         -
      Atlanta, Georgia                -               317,128            -            -         -


    Golden Corral Family
      Steakhouse Restaurants:
          Nederland, Texas            -               327,473      520,701            -         -

    Hableanos Mexican Grill Restaurant:
          Hueytown, Alabama           -               258,084      513,853            -         -

    Jack in the Box Restaurant:
      Lubbock, Texas                  -               229,198      408,702            -         -

    KFC Restaurant:                   -
      Eagan, Minnesota                -               202,084      370,247       31,976         -

    Lonestar Steakhouse &
      Saloon Restaurant:
          Sterling Heights, Michigan (-)              430,281            -      648,736         -

    Pizza Hut Restaurants:
      Clayton, New Mexico             -                54,093      200,141            -         -
      Santa Rosa, New Mexico          -                75,963      168,204            -         -
      Childress, Texas                -                71,512      145,191            -         -
      Coleman, Texas                  -                70,208      141,004            -         -

    Ponderosa Steakhouse Restaurant:
      Scottsburg, Indiana             -               208,781            -      518,884         -

    Popeyes Famous Fried
      Chicken Restaurants:
          Ocala, Florida              -               218,677      274,992            -         -

    Wendy's Old Fashioned
      Hamburger Restaurants:
          Gainesville, Texas          -               166,302      449,914            -         -
          Vail, Colorado              -               782,609            -      550,346         -

    Other:
      Oxford, Alabama (f)             -               152,567      355,990            -         -
      Lombard, Illinois (g)           -                85,517       96,205       40,633         -
                                                  ------------  -----------  -----------  --------

                                                   $3,989,212   $3,645,144   $1,790,575         -
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
                                                  ============  ===========  ===========  ========

Property of Joint Venture in
   Which the Partnership has
   a 64% Interest and has Invested
   in Under an Operating Lease:

    Darryl's Restaurant:
      Greensboro, North Carolina (m)  -              $261,013     $489,757            -         -
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
                                                  ============  ===========  ===========  ========

Property in Which the Partnership
   has a 57.91% Interest as Tenants-
   in-Common and has Invested
   in Under an Operating Lease:

    Del Taco Restaurant:
      Mesa, Arizona   (j) (k)         -              $440,843            -            -         -
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
                                                  ============  ===========  ===========  ========

Property of Joint Venture in
   Which the Parnership has a
   64% Interest has Invested in
   Under a Direct Financing Lease:

    Boston Market Restaurant:
      Mesa, Arizona  (k)              -                     -     $650,622            -         -
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
                                                  ============  ===========  ===========  ========








                                                                          Life on Which
                Net Cost Basis at Which                                   Depreciation in
               Carried at Close of Period (c)            Date             Latest Income
-----------------------------------------
               Buildings and               Accumulated  of Con-    Date   Statement is
    Land       Improvements     Total      Depreciation structionAcquired   Computed
-------------  --------------------------  --------------------------------------------





   $ 338,735             -     $ 338,735           (d)    -       12/94       (d)
     317,128             -       317,128           (d)    -       12/94       (d)




     327,473       520,701       848,174      261,797    1987     08/87       (b)


     258,084       513,853       771,937      266,918    1987     06/87       (b)


     229,198       408,702       637,900      128,508    1993     07/93       (b)


     202,084       402,223       604,307      204,464    1987     10/87       (b)



     430,281       648,736     1,079,017      320,764    1988     08/87       (b)


      54,093       200,141       254,234      102,850    1986     08/87       (b)
      75,963       168,204       244,167       86,438    1986     08/87       (b)
      71,512       145,191       216,703       74,612    1974     08/87       (b)
      70,208       141,004       211,212       70,894    1977     12/87       (b)


     208,781       518,884       727,665      256,560    1988     10/87       (b)



     218,677       274,992       493,669      145,898    1987     02/87       (b)



     166,302       449,914       616,216      232,455    1986     07/87       (b)
     782,609       550,346     1,332,955      282,816    1987     08/87       (b)


     152,567       355,990       508,557      176,505    1987     02/88       (b)
      85,517       136,838       222,355       60,766    1973     10/87       (b)
-------------  ------------  ------------  -----------

  $3,989,212    $5,435,719    $9,424,931   $2,672,245
=============  ============  ============  ===========







    $330,568      $220,588      $551,156     $111,824    1987     10/87       (b)
=============  ============  ============  ===========







    $295,987      $780,451    $1,076,438     $368,546    1988     10/87       (b)
=============  ============  ============  ===========







    $199,034      $379,571      $578,605      $16,010    1987     07/87       (l)
=============  ============  ============  ===========







    $260,439      $545,126      $805,565     $150,393    1994     09/94       (b)
=============  ============  ============  ===========







    $440,843            (i)     $440,843           (h)   1997     10/97       (h)
=============                ============







    $264,272    $1,155,018    $1,419,290     $193,451    1996     12/97       (b)
=============  ============  ============  ===========







    $875,659    $1,389,366    $2,265,025     $231,685    1994     12/97       (b)
=============  ============  ============  ===========







    $678,890      $825,076    $1,503,966     $136,654    1997     01/98       (b)
=============  ============  ============  ===========







           -            (i)           (i)          (h)   1997     10/97       (h)
=============







           -            (j)           (j)          (i)   1997     01/98       (h)
=============


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2001, 2000, and 1999 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 1999                                 $ 12,704,471        $  2,952,699
                 Additions                                                        34,166                  --
                 Dispositions                                                 (2,088,217 )          (565,157 )
                 Depreciation expense                                                 --             233,002
                                                                         ----------------   -------------------

                 Balance, December 31, 2000                                   10,650,420           2,620,544
                 Dispositions                                                   (467,936 )          (139,862 )
                 Depreciation expense                                                 --             201,383
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                   10,182,484           2,682,065
                 Dispositions                                                   (757,553 )          (191,159 )
                 Depreciation expense                                                 --             181,339
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  9,424,931        $  2,672,245
                                                                         ================   =================


            Property of Joint Venture in Which the Partnership has a 50%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                  $   551,156         $    89,768
                 Depreciation expense                                                 --               7,352
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      551,156              97,120
                 Depreciation expense                                                 --               7,352
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                      551,156             104,472
                 Depreciation expense                                                 --               7,352
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                  $   551,156         $   111,824
                                                                         ================   =================



                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                               Accumulated
                                                                               Cost            Depreciation
                                                                         -----------------   -------------------
            Property of Joint Venture in Which the Partnership has a 49%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                  $  1,076,438         $   290,501
                 Depreciation expense                                                  --              26,015
                                                                         -----------------   -----------------

                 Balance, December 31, 2000                                     1,076,438             316,516
                 Depreciation expense                                                  --              26,015
                                                                         -----------------   -----------------

                 Balance, December 31, 2001                                     1,076,438             342,531
                 Depreciation expense                                                  --              26,015
                                                                         -----------------   -----------------

                 Balance, December 31, 2002                                  $  1,076,438         $   368,546
                                                                         =================   =================

            Property of Joint Venture in Which the Partnership has a 64%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                   $   261,013            $     --
                 Depreciation expense (i)                                              --                  --
                                                                         -----------------   -----------------

                 Balance, December 31, 2000                                       261,013                  --
                 Reclassified to operating lease (l)                              489,757                  --
                 Depreciation expense                                                  --               9,606
                                                                         -----------------   -----------------

                 Balance, December 31, 2001                                       750,770               9,606
                 Provision for write down of assets (m)                          (172,165 )                --
                 Depreciation expense                                                  --               6,404
                                                                         -----------------   -----------------

                 Balance, December 31, 2002                                   $   578,605    $         16,010
                                                                         =================   =================





                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Property in Which the Partnership has a 33.87% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                  $   805,565         $    95,883
                 Depreciation expense                                                 --              18,170
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      805,565             114,053
                 Depreciation expense                                                 --              18,170
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                      805,565             132,223
                 Depreciation expense                                                 --              18,170
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                  $   805,565         $   150,393
                                                                         ================   =================

            Property in Which the Partnership has a 57.91% Interest as
              Tenants-in-Common and had Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                 $  1,091,465         $    47,524
                 Depreciation expense                                                 --              21,688
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,091,465              69,212
                 Reclassified to capital lease (k)                              (650,622 )           (83,911 )
                 Depreciation expense                                                 --              14,699
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                      440,843                  --
                 Depreciation expense (k)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                  $   440,843            $     --
                                                                         ================   =================


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002

                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ----------------
            Property in Which the Partnership has 47% Interest as
              Tenants-in-Common and had Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                  $  1,419,290         $    77,951
                 Depreciation expense                                                  --              38,500
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                     1,419,290             116,451
                 Depreciation expense                                                  --              38,500
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                     1,419,290             154,951
                 Depreciation expense                                                  --              38,500
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                  $  1,419,290         $   193,451
                                                                          ================    ================

            Property in Which the Partnership has a 37.01%
              Interest as Tenants-in-Common  and had Invested in
            Under an Operating Lease:

                 Balance, December 31, 1999                                  $  2,265,025         $    92,749
                 Depreciation expense                                                  --              46,312
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                     2,265,025             139,061
                 Depreciation expense                                                  --              46,312
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                     2,265,025             185,373
                 Depreciation expense                                                  --              46,312
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                  $  2,265,025         $   231,685
                                                                          ================    ================

            Property in Which the Partnership has a 13.38% Interest as
              Tenants-in-Common and had Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                  $  1,503,966         $    54,145
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                     1,503,966              81,648
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                     1,503,966             109,151
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                  $  1,503,966         $   136,654
                                                                          ================    ================


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and the joint ventures (including the Properties held as tenants-in-common) for federal income tax purposes was $ 9,378,528 and $10,881,691, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The building portion of this Property is owned by the tenant; therefore, depreciation is not applicable.

(e) The restaurant in Sterling Heights, Michigan, was converted from a Ponderosa Steakhouse Restaurant to a Lonestar Steakhouse & Saloon Restaurant in 1994.

(f) The restaurant in Oxford, Alabama, was converted from a KFC Restaurant to a regional, independent restaurant in 1993.

(g) The restaurant in Lombard, Illinois, was converted from a Taco Bell restaurant to a Great Clips hair salon in 1996.

(h) The portion of the lease relating to the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(i) Certain components of the lease relating to the land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(j) During the year ended December 31, 1997, the Partnership and an affiliate as tenants-in-common, purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $1,091,465.

(k) Effective September 15, 2001, this Property was re-leased, resulting in a reclassification of the building portion of the lease as a capital lease.

(l) In January 2002, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease as an operating lease at December 31, 2001. The building was recorded at net book value as of December 31, 2001 and depreciated over its remaining estimated life of approximately 26 years.

(m) The undepreciated cost of the Property in Greensboro, North Carolina, in which the Partnership owns an interest as a joint venture with an affiliate of the General Partners, was written down to its estimated fair value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $172,165 during the year ended December 31, 2002. The provision represented the difference between the Property's carrying value and the estimated fair value of the Property at December 31, 2002. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2002, including the provision for write-down of assets.

                                  EXHIBIT INDEX


Exhibit Number

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