Form 10-Q
period 2003-03-31
CNL INCOME FUND II LTD
filed 2003-05-13
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund II, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                         59-2733859
---------------------------------              ------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


 450 South Orange Avenue
    Orlando, Florida                                       32801
---------------------------------              ------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                               ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                    CONTENTS




                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5-6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 7-9

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                         9

     Item 4.      Controls and Procedures                                 9

Part II.

     Other Information                                                    10-11

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                              March 31,               December 31,
                                                                                 2003                     2002
                                                                          -------------------      -------------------
                              ASSETS

  Real estate properties with operating leases, net                            $   6,701,461            $   6,752,686
  Investment in joint ventures                                                     3,981,216                4,000,984
  Cash and cash equivalents                                                          710,830                1,193,910
  Certificate of deposit                                                              61,496                   61,824
  Receivables                                                                         15,983                   43,505
  Accrued rental income                                                              184,070                  182,640
  Other assets                                                                        10,737                    7,045
                                                                          -------------------      -------------------

                                                                               $  11,665,793            $  12,242,594
                                                                          ===================      ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                         $     87,608             $     71,100
  Real estate taxes payable                                                           14,620                    8,720
  Distributions payable                                                              334,380                  834,380
  Due to related parties                                                             201,018                  200,536
  Rents paid in advance and deposits                                                  92,124                   79,229
                                                                          -------------------      -------------------
      Total liabilities                                                              729,750                1,193,965

  Commitments and Contingencies (Note 4)

  Partners' capital                                                               10,936,043               11,048,629
                                                                          -------------------      -------------------

                                                                               $  11,665,793            $  12,242,594
                                                                          ===================      ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME




                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2003               2002
                                                                               ---------------    ---------------
Revenues:
    Rental income from operating leases                                            $  248,484         $  270,120
    Contingent rental income                                                            2,256             10,299
    Interest and other income                                                             863              1,668
                                                                               ---------------    ---------------
                                                                                      251,603            282,087
                                                                               ---------------    ---------------

Expenses:
    General operating and administrative                                               57,818             66,012
    Property expenses                                                                   3,030              3,868
    State and other taxes                                                               6,163             13,669
    Depreciation and amortization                                                      51,354             48,780
                                                                               ---------------    ---------------
                                                                                      118,365            132,329
                                                                               ---------------    ---------------

Income Before Equity in Earnings of  Joint Ventures                                   133,238            149,758

Equity in Earnings of Joint Ventures                                                   88,556             94,335
                                                                               ---------------    ---------------

Income from Continuing Operations                                                     221,794            244,093
                                                                               ---------------    ---------------

Discontinued Operations:
    Income from discontinued operations                                                    --             27,447
                                                                               ---------------    ---------------

Net Income                                                                         $  221,794         $  271,540
                                                                               ===============    ===============

Income Per Limited Partner Unit:
    Continuing Operations                                                           $    4.44          $    4.88
    Discontinued Operations                                                                --               0.55
                                                                               ---------------    ---------------

    Total                                                                           $    4.44          $    5.43
                                                                               ===============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                  50,000             50,000
                                                                               ===============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                               Quarter Ended          Year Ended
                                                                                 March 31,           December 31,
                                                                                   2003                  2002
                                                                              -----------------    ------------------
General partners:
    Beginning balance                                                             $    405,788          $    405,788
    Net income                                                                              --                    --
                                                                              -----------------    ------------------
                                                                                       405,788               405,788
                                                                              -----------------    ------------------

Limited partners:
    Beginning balance                                                               10,642,841            13,089,704
    Net income                                                                         221,794               678,046
    Distributions ($6.69 and $62.50 per
       limited partner unit, respectively)                                            (334,380 )          (3,124,909 )
                                                                              -----------------    ------------------
                                                                                    10,530,255            10,642,841
                                                                              -----------------    ------------------

Total partners' capital                                                          $  10,936,043         $  11,048,629
                                                                              =================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                       2003               2002
                                                                                  ---------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                        $   351,300         $  347,974
                                                                                  ---------------     --------------

    Cash Flows from Investing Activities:
       Insurance proceeds for casualty loss on building                                       --            138,802
                                                                                  ---------------     --------------
              Net cash provided by investing activities                                       --            138,802
                                                                                  ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                                (834,380 )         (423,496 )
                                                                                  ---------------     --------------
              Net cash used in financing activities                                     (834,380 )         (423,496 )
                                                                                  ---------------     --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                    (483,080 )           63,280

Cash and Cash Equivalents at Beginning of Quarter                                      1,193,910            559,886
                                                                                  ---------------     --------------

Cash and Cash Equivalents at End of Quarter                                          $   710,830         $  623,166
                                                                                  ===============     ==============

Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of quarter                           $   334,380         $  423,496
                                                                                  ===============     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the years ended December 31:

                                                      2003             2002
                                                   -------------    ------------

              Wend Vail Partnership, Ltd.              $ 37,500             N/A
              Golden Corral Corporation                     N/A       $  83,424

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


3.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the quarters ended March 31:

                                                       2003            2002
                                                    -------------  ------------

                  Wendy's Old Fashioned
                       Hamburger Restaurants           $  53,298     $  53,298
                  Golden Corral Family
                       Steakhouse Restaurants             39,835        83,424

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant did not represent more than ten percent of the Partnership's total rental revenues.

         Although the Partnership's properties have some geographical diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

4.       Commitments and Contingencies:
         -----------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The Partnership owned 17 and 22 Properties directly as of March 31, 2003 and 2002, respectively. The Partnership also owned nine Properties indirectly through joint venture or tenancy in common arrangements as of March 31, 2003 and 2002.

Capital Resources

         Cash from operating activities was $351,300 and $347,974 for the quarters ended March 31, 2003 and 2002, respectively. The increase in cash from operating activities for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, was a result of changes in the Partnership's working capital.

         Cash and cash equivalents of the Partnership decreased to $710,830 at March 31, 2003, from $1,193,910 at December 31, 2002 primarily as a result of the Partnership paying a special distribution to the limited partners during the quarter ended March 31, 2003, which was declared at December 31, 2002, of sales proceeds that were held at December 31, 2002. The funds remaining at March 31, 2003 will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the quarter ended March 31, 2002, insurance proceeds, relating to the 2002 loss due to fire, received in March 2002, the Partnership declared distributions to limited partners of $334,380 and $423,496 for the quarters ended March 31, 2003 and 2002, respectively. This represents distributions of $6.69 and $8.47 per unit, respectively. As a result of the sales of Properties in 2002, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses have remained and are expected to remain fixed. Due to the sales of Properties mentioned above, and due to current and anticipated cash from operations, distributions of net cash flow have been adjusted during the quarters ended September 30 and December 31, 2002. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $729,750 at March 31, 2003 from $1,193,965 at December 31, 2002, primarily as a result of the Partnership paying a special distribution to the limited partners that had been declared at December 31, 2002. Total liabilities at March 31, 2003, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' capital contributions or loans.

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

Results of Operations

         Total rental revenues were $248,484 for the quarter ended March 31, 2003 as compared to $270,120 in the same period in 2002. The decrease in rental revenues during the quarter ended March 31, 2003 was primarily due to the 2002 sale of the Property in San Antonio, Texas. Rental revenues earned from wholly owned Properties are expected to remain at reduced amounts as a result of the Partnership distributing net sales proceeds relating to this Property to the limited partners during 2002.

         During the quarters ended March 31, 2003 and 2002, the Partnership also earned $2,256 and $10,299, respectively, in contingent rental revenues. The decrease during the quarter ended March 31, 2003, was primarily attributable to the Partnership recognizing percentage rental income when the tenants met the defined thresholds under their lease agreements.

         During the quarters ended March 31, 2003 and 2002, the Partnership earned $88,556 and $94,335, respectively, attributable to net income earned by joint ventures. The decrease in net income earned by joint ventures during the quarter ended March 31, 2003 was primarily due to the fact that, Houlihan's Restaurant, Inc., which leases the Property owned by Show Low Joint Venture, in which the Partnership owns an approximate 64% interest, was experiencing financial difficulties and in January 2002, filed for bankruptcy and rejected the lease relating to this Property. The joint venture will not recognize any rental revenues from this Property until the Property is re-leased. The joint venture is currently seeking a replacement tenant. The lost revenues resulting from the vacant Property will continue to have an adverse effect on the equity in earnings of joint ventures, if the joint venture is not able to re-lease or sell the Property.

         During the quarter ended March 31, 2003, one of the Partnership's lessees, Wend Vail Partnership, Ltd., contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum annual rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental revenues. In addition, during the quarter ended March 31, 2003, two restaurant chains, Wendy's and Golden Corral, each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these two restaurant chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of its leases. A failure of this lessee or two restaurant chains could materially affect the Partnership's revenues if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization, were $118,365 and $132,329 for the quarters ended March 31, 2003 and 2002, respectively. The decrease in operating expenses during the quarter ended March 31, 2003, as compared to the same period in 2002, was partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in the amount of state tax expense relating to several states in which the Partnership conducts business.

         During the year ended December 31, 2002, the Partnership identified and sold four Properties which were classified as discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses) of $27,447 during the quarter ended March 31, 2002 relating to the Properties in Casper and Rock Springs, Wyoming; Pineville, Louisiana and Tomball, Texas. No such amounts were recognized in the quarter ended March 31, 2003 since all Properties were sold in 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


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

                      (b)    Reports on Form 8-K

                             No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2003.


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

Date:  May 9, 2003


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


Date:  May 9, 2003


/s/ Robert A. Bourne
-----------------------
Robert A. Bourne
President and Treasurer

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