Form 10-Q
period 2003-06-30
CNL INCOME FUND II LTD
filed 2003-08-13
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

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

                                    CONTENTS




                                                                          Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                             1

                      Condensed Statements of Income                       2

                      Condensed Statements of Partners' Capital            3

                      Condensed Statements of Cash Flows                   4

                      Notes to Condensed Financial Statements              5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  8-10

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                          11

     Item 4.      Controls and Procedures                                  11

Part II.

     Other Information                                                     12-13

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,               December 31,
                                                                                 2003                     2002
                                                                          -------------------      -------------------
                              ASSETS

  Real estate properties with operating leases, net                            $   6,656,020            $   6,752,686
  Investment in joint ventures                                                     3,930,970                4,000,984
  Cash and cash equivalents                                                          684,359                1,193,910
  Certificate of deposit                                                              60,140                   61,824
  Receivables                                                                         12,818                   43,505
  Accrued rental income                                                              185,499                  182,640
  Other assets                                                                         8,288                    7,045
                                                                          -------------------      -------------------

                                                                               $  11,538,094            $  12,242,594
                                                                          ===================      ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                         $     77,875             $     71,100
  Real estate taxes payable                                                           19,182                    8,720
  Distributions payable                                                              334,380                  834,380
  Due to related parties                                                             197,974                  200,536
  Rents paid in advance and deposits                                                  85,552                   79,229
                                                                          -------------------      -------------------
      Total liabilities                                                              714,963                1,193,965

  Commitments and Contingencies (Note 5)

  Partners' capital                                                               10,823,131               11,048,629
                                                                          -------------------      -------------------

                                                                               $  11,538,094            $  12,242,594
                                                                          ===================      ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                           Quarter Ended                 Six Months Ended
                                                              June 30,                       June 30,
                                                        2003            2002           2003            2002
                                                    -------------    ------------  --------------  --------------

Revenues:
    Rental income from operating leases                $ 249,204       $ 268,010      $  497,688      $  538,130
    Contingent rental income                              11,070              --          13,326          10,299
    Interest and other income                              2,148           3,129           3,011           4,797
                                                    -------------    ------------  --------------  --------------
                                                         262,422         271,139         514,025         553,226
                                                    -------------    ------------  --------------  --------------

Expenses:
    General operating and administrative                  43,607          54,571         101,425         120,583
    Property related                                       1,822           9,770           4,852          13,638
    State and other taxes                                  2,112           1,277           8,275          14,946
    Depreciation and amortization                         45,570          47,711          96,924          96,491
                                                    -------------    ------------  --------------  --------------
                                                          93,111         113,329         211,476         245,658
                                                    -------------    ------------  --------------  --------------

Income Before Gain on Sale of Assets and
    Equity in Earnings of Joint Ventures                 169,311         157,810         302,549         307,568

Gain on Sale of Assets                                        --         133,604              --         133,604

Equity in Earnings of Joint Ventures                      52,157          83,130         140,713         177,465
                                                    -------------    ------------  --------------  --------------

Income from Continuing Operations                        221,468         374,544         443,262         618,637
                                                    -------------    ------------  --------------  --------------

Discontinued Operations:
    Loss from discontinued operations                         --        (252,832 )            --        (225,385 )
                                                    -------------    ------------  --------------  --------------

Net Income                                             $ 221,468       $ 121,712      $  443,262      $  393,252
                                                    =============    ============  ==============  ==============

Income (Loss) Per Limited Partner Unit:
    Continuing Operations                               $   4.43        $   7.49       $    8.87       $   12.38
    Discontinued Operations                                   --           (5.06 )            --           (4.51 )
                                                    -------------    ------------  --------------  --------------

                                                        $   4.43        $   2.43       $    8.87       $    7.87
                                                    =============    ============  ==============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                     50,000          50,000          50,000          50,000
                                                    =============    ============  ==============  ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                            Six Months Ended          Year Ended
                                                                                June 30,             December 31,
                                                                                  2003                   2002
                                                                           --------------------    ------------------
General partners:
    Beginning balance                                                            $     405,788          $    405,788
    Net income                                                                              --                    --
                                                                           --------------------    ------------------
                                                                                       405,788               405,788
                                                                           --------------------    ------------------

Limited partners:
    Beginning balance                                                               10,642,841            13,089,704
    Net income                                                                         443,262               678,046
    Distributions ($13.38 and $62.50 per
       limited partner unit, respectively)                                            (668,760 )          (3,124,909 )
                                                                           --------------------    ------------------
                                                                                    10,417,343            10,642,841
                                                                           --------------------    ------------------

Total partners' capital                                                         $   10,823,131         $  11,048,629
                                                                           ====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                       2003               2002
                                                                                  ---------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                        $   659,209         $  694,811
                                                                                  ---------------     --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of real estate properties                                           --            747,508
       Insurance proceeds for casualty loss on building                                       --            227,579
                                                                                  ---------------     --------------
              Net cash provided by investing activities                                       --            975,087
                                                                                  ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                              (1,168,760 )         (846,992 )
                                                                                  ---------------     --------------
              Net cash used in financing activities                                   (1,168,760 )         (846,992 )
                                                                                  ---------------     --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                    (509,551 )          822,906

Cash and Cash Equivalents at Beginning of Period                                       1,193,910            559,886
                                                                                  ---------------     --------------

Cash and Cash Equivalents at End of Period                                           $   684,359        $ 1,382,792
                                                                                  ===============     ==============

Supplemental Schedule of Non-Cash Investing and Financing
    Activities:

       Deferred real estate disposition fee incurred and unpaid at
           end of period                                                                $     --         $   22,500
                                                                                  ===============     ==============

       Distributions declared and unpaid at end of period                            $   334,380        $ 1,123,496
                                                                                  ===============     ==============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Investment in Joint Ventures:

         In June 2003, Show Low Joint Venture entered into an agreement with a third party to sell the property in Greensboro, North Carolina, in which the Partnership owns a 64% interest. In connection with the anticipated sale of this property, the joint venture increased the provision for write-down of assets recorded in the previous year for this property by $55,500. The provision represented the difference between the carrying value of the property and its estimated fair value. The property was vacant because in January 2002, Houlihan's Restaurant, Inc., which leased this property, filed for bankruptcy and rejected the lease relating to this property. As a result of the contract, the joint venture reclassified the assets relating to this property from real estate properties with operating leases to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, the joint venture stopped recording depreciation once the property was identified for sale.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


3.       Investment in Joint Ventures - Continued:

         The financial results relating to this property in Greensboro, North Carolina are reflected as Discontinued Operations in the condensed financial information presented below.

         As of June 30, 2003, Kirkman Road Joint Venture, Holland Joint Venture, Show Low Joint Venture, and the Partnership and affiliates, as tenants-in-common in six separate tenancy-in-common arrangements, each own one property.

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                       June 30,              December 31,
                                                                         2003                    2002
                                                                   ------------------      -----------------
               Real estate properties with operating
                   leases, net                                          $  6,787,801           $  6,869,725
               Net investment in direct financing leases                   2,162,913              2,172,748
               Real estate held for sale                                     497,260                562,600
               Cash                                                           44,274                 28,744
               Receivables                                                     1,072                     --
               Accrued rental income                                         472,978                453,453
               Liabilities                                                    37,505                 20,985
               Partners' capital                                           9,928,793             10,066,285

                                                        Quarter Ended June 30,           Six Months Ended June 30,
                                                        2003              2002           2003            2002
                                                    -------------     -------------  -------------  ---------------

          Revenues                                     $ 288,293         $ 286,545      $ 578,096       $  573,597
          Expenses                                       (44,060 )         (50,445 )      (87,580 )        (92,903 )
                                                    -------------     -------------  -------------  ---------------
          Income from continuing operations              244,233           236,100        490,516          480,694
                                                    -------------     -------------  -------------  ---------------

          Discontinued operations:
              Loss from discontinued operations          (66,559 )         (11,501 )      (77,251 )        (13,565 )
                                                    -------------     -------------  -------------  ---------------

          Net income                                   $ 177,674         $ 224,599      $ 413,265       $  467,129
                                                    =============     =============  =============  ===============



         The Partnership recognized income of $140,713 and $177,465 during the six months ended June 30, 2003 and 2002, respectively, of which $52,157 and $83,130 were earned during the quarters ended June 30, 2003 and 2002, respectively, from these joint ventures and tenants-in-common arrangements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


4.       Concentration of Credit Risk:

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the six months ended June 30:

                                                      2003           2002
                                                   -----------    -----------

                  Wend Vail Partnership, Ltd.       $  75,000            N/A
                  Golden Corral Corporation               N/A      $ 158,772

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the six months ended June 30:

                                                     2003            2002
                                                 ------------   ---------------

                  Wendy's Old Fashioned
                       Hamburger Restaurants      $ 106,596       $ 106,596
                  Golden Corral Family
                       Steakhouse Restaurants        79,669         158,772

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant did not represent more than ten percent of the Partnership's total rental revenues.

         Although the Partnership's properties have some geographical diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The Partnership owned 17 and 21 Properties directly as of June 30, 2003 and 2002, respectively. The Partnership also owned nine Properties indirectly through joint venture or tenancy in common arrangements as of June 30, 2003 and 2002.

Capital Resources

         Cash from operating activities was $659,209 and $694,811 for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003, these funds were held in a demand deposit account at a commercial bank. Cash and cash equivalents of the Partnership decreased to $684,359 at June 30, 2003, from $1,193,910 at December 31, 2002 primarily as a result of the Partnership paying a special distribution to the limited partners during the six months ended June 30, 2003, which was accrued at December 31, 2002, of sales proceeds that were held at December 31, 2002. The funds remaining at June 30, 2003 will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 2002, sales proceeds and insurance proceeds, the Partnership declared distributions to limited partners $668,760 and $1,546,992, for the six months ended June 30, 2003 and 2002, respectively ($334,380 and $1,123,496 for the quarters ended June 30, 2003 and 2002, respectively.) This represents distributions of $13.38 and $30.94 per unit for the six months ended June 30, 2003 and 2002, respectively ($6.69 and $22.47 per unit for each applicable quarter.) Distributions for the six months ended June 30, 2002 included $700,000 in a special distribution as a result of the distribution of net sales proceeds from the sale of the Property in San Antonio, Texas. The special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $481,914 was applied toward the limited partners' 10% Preferred Return and the balance of $218,086 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered. As a result of the sales of Properties in 2002, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses have remained and are expected to remain fixed. Due to the sales of Properties mentioned above, and due to current and anticipated cash from operations, distributions of net cash flow have been adjusted during the quarters ended September 30 and December 31, 2002. No distributions were made to the general partners for the quarters and six months ended June 30, 2003 and 2002. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $714,963 at June 30, 2003 from $1,193,965 at December 31, 2002, primarily as a result of the Partnership paying a special distribution to the limited partners that had been accrued at December 31, 2002. Total liabilities at June 30, 2003, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' capital contributions or loans.

         Underground petroleum contamination was discovered in 2000 relating to a Property in Ocala, Florida. The Partnership applied to and qualified for assistance from a state funded clean-up program. Under this program, the Partnership is responsible for 25% of the actual clean-up costs and is receiving assistance for the remaining 75% of the costs. The Partnership anticipated that future clean-up costs would be approximately $300,000 and accrued in 2000, as a liability, the $75,000 of the estimated clean-up costs. The project is expected to be completed in five phases. Phase one of the clean-up work was finalized in the previous year, and the Department of Environmental Protection approved the findings. During the first quarter of 2003, phase two of the clean-up work commenced.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $497,688 for the six months ended June 30, 2003 as compared to $538,130 in the same period in 2002, of which $249,204 and $268,010 were earned during the second quarter of 2003 and 2002, respectively. The decrease in rental revenues during the quarter and six months ended June 30, 2003 was primarily due to the 2002 sale of the Property in San Antonio, Texas. Rental revenues earned from wholly owned Properties are expected to remain at reduced amounts as a result of the Partnership distributing to the limited partners during 2002 net sales proceeds relating to this Property.

         During the six months ended June 30, 2003 and 2002, the Partnership also earned $13,326 and $10,299, respectively, in contingent rental revenues, of which $11,070 was earned during the second quarter of 2003. No such amounts were earned during the second quarter of 2002. The increase during the quarter ended June 30, 2003, was primarily attributable to an increase in the reported gross sales of the restaurants as compared to the same period in 2002.

         During the six months ended June 30, 2003 and 2002, the Partnership earned $140,713 and $177,465, respectively, attributable to net income earned by joint ventures, of which $52,157 and $83,130 were earned during the second quarter of 2003 and 2002, respectively. The decrease in net income earned by joint ventures during the six months ended June 30, 2003 was primarily due to the fact that, Houlihan's Restaurant, Inc., which leases the Property owned by Show Low Joint Venture, in which the Partnership owns an approximate 64% interest, was experiencing financial difficulties and in January 2002, filed for bankruptcy and rejected the lease relating to this Property. As a result, the joint venture stopped recording rental revenues relating to this Property. In addition, during the quarter and six months ended June 30, 2003, Show Low Joint Venture recorded a provision for write-down of assets of $55,500 relating to this Property. The provision represented the difference between the Property's net carrying value and its estimated fair value. During the quarter ended June 30, 2003, Show Low Joint Venture entered into an agreement to sell the Property to a third party. The lost revenues resulting from the vacant Property will continue to have an adverse effect on the equity in earnings of joint ventures, if the joint venture is not able to sell the Property.

         During the six months ended June 30, 2003, one of the Partnership's lessees, Wend Vail Partnership, Ltd., contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum annual rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental revenues. In addition, during the six months ended June 30, 2003, two restaurant chains, Wendy's and Golden Corral, each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these two restaurant chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of its leases. A failure of this lessee or these two restaurant chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization, were $211,476 and $245,658 for the six months ended June 30, 2003 and 2002, respectively, of which $93,111 and $113,329 were incurred during the second quarter of 2003 and 2002, respectively. The decrease in operating expenses during the six months ended June 30, 2003, as compared to the same period in 2002, was partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in state tax expense relating to several states in which the Partnership conducts business.

         In June 2002, the Partnership sold its Burger King Property in San Antonio, Texas resulting in a gain of approximately $133,600. This Property was identified for sale as of December 31, 2001, and therefore, was not subject to classification as Discontinued Operations.

         During the year ended December 31, 2002, the Partnership identified and sold four Properties, which were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized a net rental loss (rental revenues less Property related expenses and provisions for write-down of assets) of $252,832 and $225,385 during the quarter and six months ended June 30, 2002 relating to the Properties in Pineville, Louisiana; Tomball, Texas; and Casper and Rock Springs, Wyoming. In June 2002, in connection with the anticipated sale of the Property in Rock Springs, Wyoming, the Partnership increased the provision for write-down of assets recorded in the previous year for this Property by $113,615. The Property was vacant because in 2001, Phoenix Restaurant Group, Inc., the tenant of this Property, filed for Chapter 11 bankruptcy protection and rejected the lease related to this Property. In June 2002, the Partnership also recorded a provision for write-down of assets of $181,231 relating to the Property in Pineville, Louisiana since the tenant opted to not renew its lease, which expired in June 2002, and vacated the Property. The provisions represented the difference between the carrying value of the Properties and their estimated fair value. The Partnership sold these four Properties subsequent to June 30, 2002. The Partnership has not sold any Properties during 2003.

         During the quarter ended June 30, 2003, Show Low Joint Venture, in which the Partnership owns a 64% interest, entered into an agreement to sell its Property in Greensboro, North Carolina, as described above. The financial results relating to this Property were classified as Discontinued Operations in the combined, condensed financial information reported in the footnotes to the accompanying financial statements for the joint ventures and the Properties held as tenants-in-common with affiliates. The Partnership's pro-rata share of these amounts was included in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                  31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 2003.


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

                  31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2