Form 10-Q
period 2003-09-30
CNL INCOME FUND II LTD
filed 2003-11-13
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2003
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ___________________

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                            September 30,             December 31,
                                                                                 2003                     2002
                                                                          -------------------      -------------------
                              ASSETS

  Real estate properties with operating leases, net                            $   6,610,579            $   6,752,686
  Investment in joint ventures                                                     3,899,867                4,000,984
  Cash and cash equivalents                                                          677,855                1,193,910
  Certificate of deposit                                                              60,340                   61,824
  Receivables                                                                          4,977                   43,505
  Accrued rental income                                                              185,781                  182,640
  Other assets                                                                        11,314                    7,045
                                                                          -------------------      -------------------

                                                                               $  11,450,713            $  12,242,594
                                                                          ===================      ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                         $     76,156             $     71,100
  Real estate taxes payable                                                           23,772                    8,720
  Distributions payable                                                              334,380                  834,380
  Due to related parties                                                             205,056                  200,536
  Rents paid in advance and deposits                                                  77,017                   79,229
                                                                          -------------------      -------------------
      Total liabilities                                                              716,381                1,193,965

  Commitments and Contingencies (Note 5)

  Partners' capital                                                               10,734,332               11,048,629
                                                                          -------------------      -------------------

                                                                               $  11,450,713            $  12,242,594
                                                                          ===================      ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME




                                                           Quarter Ended                 Nine Months Ended
                                                           September 30,                   September 30,
                                                        2003            2002           2003            2002
                                                    -------------    ------------  --------------  --------------

Revenues:
    Rental income from operating leases                $ 250,735       $ 248,491      $  748,423      $  786,621
    Contingent rental income                              16,986          18,505          30,312          28,804
    Interest and other income                                332          10,351           3,343          15,148
                                                    -------------    ------------  --------------  --------------
                                                         268,053         277,347         782,078         830,573
                                                    -------------    ------------  --------------  --------------

Expenses:
    General operating and administrative                  42,790          46,268         144,215         167,257
    Property related                                       4,021           4,497           8,873          18,135
    State and other taxes                                  1,275              --           9,550          14,946
    Depreciation and amortization                         45,570          42,680         142,494         139,171
                                                    -------------    ------------  --------------  --------------
                                                          93,656          93,445         305,132         339,509
                                                    -------------    ------------  --------------  --------------

Income Before Gain on Sale of Assets and
    Equity in Earnings of Joint Ventures                 174,397         183,902         476,946         491,064

Gain on Sale of Assets                                        --              --              --         133,603

Equity in Earnings of Joint Ventures                      71,184          85,247         211,897         262,712
                                                    -------------    ------------  --------------  --------------

Income from Continuing Operations                        245,581         269,149         688,843         887,379
                                                    -------------    ------------  --------------  --------------

Discontinued Operations:
    Loss from discontinued operations                         --        (156,740 )            --        (381,718 )
    Loss on disposal of discontinued
       operations                                             --         (25,967 )            --         (25,967 )
                                                    -------------    ------------  --------------  --------------
                                                              --        (182,707 )            --        (407,685 )
                                                    -------------    ------------  --------------  --------------

Net Income                                             $ 245,581        $ 86,442      $  688,843      $  479,694
                                                    =============    ============  ==============  ==============

Income (Loss) Per Limited Partner Unit:
    Continuing Operations                               $   4.91        $   5.38       $   13.78       $   17.75
    Discontinued Operations                                   --           (3.65 )            --           (8.16 )
                                                    -------------    ------------  --------------  --------------

                                                        $   4.91        $   1.73       $   13.78       $    9.59
                                                    =============    ============  ==============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                     50,000          50,000          50,000          50,000
                                                    =============    ============  ==============  ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                     Nine Months Ended           Year Ended
                                                       September 30,            December 31,
                                                            2003                    2002
                                                    ----------------------    ------------------
General partners:
    Beginning balance                                      $      405,788          $    405,788
    Net income                                                         --                    --
                                                    ----------------------    ------------------
                                                                  405,788               405,788
                                                    ----------------------    ------------------

Limited partners:
    Beginning balance                                          10,642,841            13,089,704
    Net income                                                    688,843               678,046
    Distributions ($20.06 and $62.50 per
       limited partner unit, respectively)                     (1,003,140 )          (3,124,909 )
                                                    ----------------------    ------------------
                                                               10,328,544            10,642,841
                                                    ----------------------    ------------------

Total partners' capital                                   $    10,734,332         $  11,048,629
                                                    ======================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       2003               2002
                                                                                  ---------------     --------------
Net Cash Provided by Operating Activities                                            $   987,085        $ 1,030,277
                                                                                  ---------------     --------------

Cash Flows from Investing Activities:
    Proceeds from sale of assets                                                              --          1,065,843
    Insurance proceeds for casualty loss on building                                          --            227,579
                                                                                  ---------------     --------------
          Net cash provided by investing activities                                           --          1,293,422
                                                                                  ---------------     --------------

Cash Flows from Financing Activities:
    Distributions to limited partners                                                 (1,503,140 )       (1,970,488 )
                                                                                  ---------------     --------------
          Net cash used in financing activities                                       (1,503,140 )       (1,970,488 )
                                                                                  ---------------     --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                    (516,055 )          353,211

Cash and Cash Equivalents at Beginning of Period                                       1,193,910            559,886
                                                                                  ---------------     --------------

Cash and Cash Equivalents at End of Period                                           $   677,855         $  913,097
                                                                                  ===============     ==============

Supplemental Schedule of Non-Cash Investing and Financing
    Activities:

       Deferred real estate disposition fee incurred and unpaid at
          end of period                                                                $     --         $   32,829
                                                                                  ===============     ==============

       Distributions declared and unpaid at end of period                            $   334,380         $  743,537
                                                                                  ===============     ==============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Investment in Joint Ventures

         In September 2003, Show Low Joint Venture, in which the Partnership owns a 64% interest, sold its vacant property in Greensboro, North Carolina to a third party and recorded a loss on disposal of assets of approximately $29,500. The joint venture had recorded provisions for write-down of assets in previous periods relating to this property. The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

         As of September 30, 2003, Kirkman Road Joint Venture and Holland Joint Venture, and the Partnership and affiliates, as tenants-in-common in six separate tenancy-in-common arrangements, each owned one property.

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                     September 30,           December 31,
                                                                         2003                    2002
                                                                   ------------------      -----------------
               Real estate properties with operating
                   leases, net                                          $  6,746,839           $  6,869,725
               Net investment in direct financing leases                   2,157,090              2,172,748
               Real estate held for sale                                          --                562,600
               Cash                                                          524,220                 28,744
               Accrued rental income                                         481,784                453,453
               Liabilities                                                    46,384                 20,985
               Partners' capital                                           9,863,549             10,066,285


                                                                                           Nine MonthsEnded
                                                      Quarter Ended September 30,           September 30,
                                                        2003              2002           2003            2002
                                                    -------------     -------------  -------------  ---------------

          Revenues                                     $ 286,556         $ 287,658      $ 864,652       $  861,255
          Expenses                                       (44,425 )         (40,530 )     (132,005 )       (133,433 )
                                                    -------------     -------------  -------------  ---------------
               Income from continuing operations         242,131           247,128        732,647          727,822
                                                    -------------     -------------  -------------  ---------------

          Discontinued operations:
               Revenues                                       --                --             94            6,860
               Expenses                                   (6,112 )         (17,711 )      (27,957 )        (38,136 )
               Provision for write-down of assets             --                --        (55,500 )             --
               Loss on disposal of assets                (29,509 )              --        (29,509 )             --
                                                    -------------     -------------  -------------  ---------------
                                                         (35,621 )         (17,711 )     (112,872 )        (31,276 )
                                                    -------------     -------------  -------------  ---------------

          Net income                                   $ 206,510         $ 229,417      $ 619,775       $  696,546
                                                    =============     =============  =============  ===============

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


3.       Investment in Joint Ventures - Continued

         The Partnership recognized income of $211,897 and $262,712 during the nine months ended September 30, 2003 and 2002, respectively, $71,184 and $85,247 of which were earned during the third quarters of 2003 and 2002, respectively, from these joint ventures and tenants-in-common arrangements.

4.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the nine months ended September 30:
                                                 2003              2002
                                              -------------    --------------

               Wend Vail Partnership, Ltd.       $ 112,500               N/A
               Golden Corral Corporation               N/A         $ 191,308

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the nine months ended September 30:

                                                 2003               2002
                                              -----------      -------------

               Wendy's Old Fashioned
                    Hamburger Restaurants      $ 159,895          $ 159,895
               Pizza Hut                         122,318            123,636
               Golden Corral Family
                    Steakhouse Restaurants       119,504            198,607

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

5.       Commitments and Contingencies

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


6.       Subsequent Events

         In  October  2003,  Show  Low  Joint  Venture  was  dissolved  and  the
         Partnership received approximately $278,900 as its pro-rata share of the liquidating distribution from the joint venture. No gain or loss was recognized related to the dissolution. The Partnership owned a 64% interest in this joint venture.

         In October 2003, Chevy's, Inc., the tenant of the property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 37.01% interest in this property. As of November 7, 2003, Chevy's, Inc. had neither rejected nor affirmed the lease related to this property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2002, the Partnership owned 19 Properties directly and nine Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2003, the Partnership owned 17 Properties directly and eight Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $987,085 and $1,030,277 for the nine months ended September 30, 2003 and 2002, respectively. Other sources and uses of cash included the following during the nine months ended September 30, 2003.

         In September 2003, Show Low Joint Venture, in which the Partnership owns a 64% interest, sold its Property in Greensboro, North Carolina to a third party and received net sales proceeds of approximately $468,900, resulting in a loss to the joint venture of approximately $29,500. The joint venture had recorded provisions for write-down of assets relating to this Property in previous periods. In October 2003, the Partnership received approximately $278,900 as its pro-rata share of the liquidating distribution from the joint venture. The Partnership intends to use a portion of these proceeds to make a special distribution to the limited partners and to use the remaining proceeds to pay liabilities of the Partnership.

         At September 30, 2003, the Partnership had $677,855 in cash and cash equivalents, as compared to $1,193,910 at December 31, 2002. At September 30, 2003, these funds were held in demand deposit accounts at commercial banks. The decrease in cash and cash equivalents at September 30, 2003, as compared to December 31, 2002, was primarily a result of the Partnership paying a special distribution to the limited partners during the nine months ended September 30, 2003, which was accrued at December 31, 2002. The funds remaining at September 30, 2003 will be used toward the payment of distributions and other liabilities of the Partnership.

         In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 37.01% in this Property. As of November 7, 2003, Chevy's, Inc. had neither rejected nor affirmed the lease related to this Property. The lost revenues that would result if the lease were to be rejected, will have an adverse effect on the equity in earnings of joint ventures of the Partnership if the tenancy in common is not able to re-lease or sell the Property in a timely manner.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2002, sales proceeds and insurance proceeds, the
Partnership declared distributions to limited partners $1,003,140 and $2,290,529, for the nine months ended September 30, 2003 and 2002, respectively ($334,380 and $743,537 for the quarters ended September 30, 2003 and 2002, respectively.) This represents distributions of $20.06 and $45.81 per unit for the nine months ended September 30, 2003 and 2002, respectively ($6.69 and $14.87 per unit for each applicable quarter.) Distributions for the nine months ended September 30, 2002 included $1,100,000 in special distributions as a result of the distribution of net sales proceeds from the sale of the Property in San Antonio, Texas and insurance proceeds received relating to the Property in Casper, Wyoming. The special distributions were effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $637,100 was applied toward the limited partners' 10% Preferred Return and the balance of $462,900 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered. As a result of the sales of Properties in 2002, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses have remained and are expected to remain fixed. Due to the sales of Properties mentioned above, and due to current and anticipated cash from operations, distributions of net cash flow have been adjusted during the quarters ended September 30, 2002 and December 31, 2002. No distributions were made to the general partners for the quarters and nine months ended September 30, 2003 and 2002. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $716,381 at September 30, 2003, as compared to $1,193,965 at December 31, 2002. The decrease in total liabilities was primarily a result of the Partnership paying a special distribution to the limited partners that had been accrued at December 31, 2002. Total liabilities at September 30, 2003, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the general partners' future capital contributions or loans.

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

Results of Operations

         Total rental revenues were $748,423 for the nine months ended September 30, 2003, as compared to $786,621 during the same period of 2002, $250,735 and $248,491 of which were earned during the third quarters of 2003 and 2002, respectively. The decrease in rental revenues during the nine months ended September 30, 2003 was primarily due to the 2002 sale of the Property in San Antonio, Texas. Rental revenues earned from wholly owned Properties are expected to remain at reduced amounts as a result of the Partnership distributing the net sales proceeds from the sale of this Property to the limited partners during 2002. The Partnership also earned $30,312 in contingent rental revenues during the nine months ended September 30, 2003, as compared to $28,804 during the same period of 2002, $16,986 and $18,505 of which were earned during the third quarters of 2003 and 2002, respectively.

         The Partnership also earned $211,897 attributable to net income earned by joint ventures during the nine months ended September 30, 2003, as compared to $262,712 during the same period of 2002, $71,184 and $85,247 of which were earned during the third quarters of 2003 and 2002, respectively. Net income earned by joint ventures was lower during the quarter and nine months ended September 30, 2003 because Houlihan's Restaurant, Inc., which leased the Property owned by Show Low Joint Venture, filed for bankruptcy in January 2002 and rejected the lease relating to this Property. As a result, the joint venture, in which the Partnership owns a 64% interest, stopped recording rental revenues relating to this Property. In addition, during the nine months ended September 30, 2003, Show Low Joint Venture recorded a provision for write-down of assets of $55,500 relating to this Property. The provision represented the difference between the Property's net carrying value and its estimated fair value. In September 2003, the joint venture sold this vacant Property to a third party and recorded an additional loss of approximately $29,500. In October 2003, the joint venture was liquidated, and as a result, net income earned by joint ventures is expected to remain at reduced amounts.

         During the nine months ended September 30, 2003, one of the Partnership's lessees, Wend Vail Partnership, Ltd., contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from the Properties owned by joint ventures and the Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum annual rental payments required by the leases, this lessee will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, during the nine months ended September 30, 2003, three restaurant chains, Wendy's Old Fashioned Hamburger Restaurants, Pizza Hut, and Golden Corral Family Steakhouse Restaurants, each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from the Properties owned by joint ventures and the Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these three restaurant chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of its leases. A failure of this lessee or these restaurant chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization, were $305,132 during the nine months ended September 30, 2003, as compared to $339,509 during the same period of 2002, $93,656 and $93,445 of which were incurred during the third quarters of 2003 and 2002, respectively. The decrease in operating expenses during the nine months ended September 30, 2003, as compared to the same period in 2002, was partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in state tax expense relating to several states in which the Partnership conducts business.

         In June 2002, the Partnership sold its Burger King Property in San Antonio, Texas resulting in a gain of approximately $133,600. This Property was identified for sale as of December 31, 2001. Because this Property was identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations relating to this Property were included as Income from Continuing Operations in the accompanying financial statements.

         During the year ended December 31, 2002, the Partnership identified and sold four Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized a net rental loss (rental revenues less Property related expenses and provisions for write-down of assets) of $156,740 and $381,718 during the quarter and nine months ended September 30, 2002, respectively, relating to the Properties in Pineville, Louisiana; Tomball, Texas; and Casper and Rock Springs, Wyoming. The net rental loss during the quarter and nine months ended September 30, 2002 was a result of the Partnership recording provisions for write-down of assets. The Partnership recorded a provision for write-down of assets of approximately $139,800 during the quarter and nine months ended September 30, 2002 relating to the October 2002 sale of the vacant Property in Tomball, Texas. The tenant vacated the Property in May 2002, when the lease expired. During the nine months ended September 30, 2002, the Partnership also recorded a provision for write-down of assets of approximately $181,200 relating to the Property in Pineville, Louisiana. The tenant vacated the Property in June 2002, when the lease expired. The Partnership sold this Property in December 2002. The Partnership recorded provisions for write-down of assets of approximately $177,300 in June 2002 relating to the August 2002 sale of the vacant Properties in Casper and Rock
Springs, Wyoming. In 2001, the tenant of the Rock Springs Property filed for bankruptcy and rejected the lease related to this Property. In October 2001, the Casper Property was destroyed by fire. The provisions represented the difference between the carrying value of the Properties and their estimated fair value. During the nine months ended September 30, 2002, the Partnership received approximately $88,800 in insurance proceeds relating to the Property in Casper, Wyoming. In August 2002, the Partnership sold the Properties in Casper and Rock Springs, Wyoming, resulting in a loss on disposal of assets of approximately $26,000 during the quarter and nine months ended September 30, 2002. The Partnership has not sold any Properties during 2003.

         In September 2003, Show Low Joint Venture sold its Property in Greensboro, North Carolina, as described above. The financial results relating to this Property were classified as Discontinued Operations in the combined, condensed financial information for the joint ventures and the Properties held with affiliates of the general partners as tenants-in-common reported in the footnotes to the accompanying financial statements. The Partnership's pro-rata share of these amounts was included in equity in earnings of joint ventures in the accompanying financial statements.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.


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

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2003.


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