Form 10-K
period 2003-12-31
CNL INCOME FUND II LTD
filed 2004-03-30
CIK 806510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                                   (Mark One)

[x] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

           Securities registered pursuant to Section12 (b) of the Act:

       Title of each class:              Name of exchange on which registered:
            None                                  Not Applicable

           Securities registered pursuant to Section12(g) of the Act:

              Units of limited partnership interest ($500 per Unit)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [ X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No_X

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

         As of December 31, 2000, the Partnership owned 33 Properties, either directly or indirectly through joint venture or tenancy in common arrangements. During the year ended December 31, 2001, the Partnership sold its Property in Bay City, Texas, and Peoria Joint Venture, in which the Partnership owned a 48% interest, sold its Property to a third party. The Partnership received a liquidating distribution from the net sales proceeds. The Partnership distributed the majority of the liquidating distribution to the Limited Partners as a special distribution. During 2002, the Partnership sold its Properties in Rock Springs, Wyoming; Pineville, Louisiana; and San Antonio, and Tomball, Texas. In addition during 2002, the building related to the Property in Casper, Wyoming was partially destroyed by fire, and the Partnership received insurance proceeds. Subsequently, the Partnership demolished the building and sold the land. The majority of the insurance and net sales proceed from these Properties were distributed to the Limited Partners as a special distribution, and the remaining proceeds were used to pay liabilities of the Partnership. During 2003, Show Low Joint Venture, in which the Partnership owned a 64% interest, sold its Property and the Partnership and, the joint venture partner liquidated the joint venture. As of December 31, 2003 the Partnership owned 25 Properties. The 25 Properties include interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common. The lessee of the Properties consisting of only land owns the buildings currently on the land, and the lessee has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from 5 to 20 years (the average being 16 years), and expire between 2004 and 2021. The leases are, in general, on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $18,700 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 15 of the Partnership's 25 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised. A limited number of leases provide for a purchase option price which is computed pursuant to a formula based on various measures of value contained in an independent appraisal of the Property.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to a particular lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In January 2002, Houlihan's Restaurant, Inc., the tenant of the Property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to the Property in Greensboro, North Carolina. In September 2003, the joint venture sold this Property. In December 2003, the Partnership and the joint venture partner liquidated the joint venture and the Partnership received its pro rata share of the liquidating distribution in December 2003.

         During August 2002, the lease relating to the Golden Corral Property in Nederland, Texas expired; a new contract was signed with the Partnership through December 2002. The tenant continued to operate under a month-to-month lease until December 2003. During January 2004, the tenant abandoned the property. The lost revenues will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Properties in a timely manner.

         In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington, which the Partnership owns as tenants-in-common with affiliates of the General Partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 37.01% interest in this Property. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the equity in earnings of joint ventures of the Partnership if the tenancy in common is not able to re-lease the Property in a timely manner.

Major Tenants

         During 2003, none of the Partnership's lessees contributed more than ten percent of rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In addition during 2003, two Restaurant Chains, Pizza Hut and Wendy's, each accounted for more than ten percent of rental revenues (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that these two Restaurant Chains each will continue to account for more than 10% of the rental revenues to which the Partnership is entitled under the terms of its leases. A failure of these Restaurant Chains will materially affect the Partnership's revenues if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2003, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:



             Entity Name              Year    Ownership                Partners                   Property


    Kirkman Road Joint Venture        1987      50.00%      Various third party partners         Orlando, FL

    Holland Joint Venture             1988     49.00 %      CNL Income Fund IV, Ltd.             Holland, MI

    CNL Income Fund II, Ltd. and      1994      33.87%      CNL Income Fund XIII, Ltd.           Arvada, CO
         CNL Income Fund XIII,
         Ltd. Tenants in Common


    CNL Income Fund II, Ltd. and      1997      57.91%      CNL Income Fund V, Ltd.               Mesa, AZ
         CNL Income Fund V, Ltd.
         Tenants in Common

    CNL Income Fund II, Ltd., and     1997      47.00%      CNL Income Fund VII, Ltd.          Smithfield, NC
         CNL Income Fund VII,
         Ltd. Tenants in Common

    CNL Income Fund, Ltd., CNL        1997      37.01%      CNL Income Fund, Ltd.               Vancouver, WA
         Income Fund II, Ltd.,                              CNL Income Fund V, Ltd.
         CNL Income Fund V, Ltd.,                           CNL Income Fund VI, Ltd.
         and CNL Income Fund VI,
         Ltd. Tenants in Common

    CNL Income Fund II, Ltd., CNL     1998      39.39%      CNL Income Fund III, Ltd.         Overland Park, KS
         Income Fund III, Ltd and                           CNL Income Fund VI, Ltd.
         CNL Income Fund VI, Ltd.
         Tenants in Common

    CNL Income Fund II, Ltd., CNL     1998      13.38%      CNL Income Fund VI, Ltd.             Memphis, TN
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

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture and tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the Property or entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the Property or entity.

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

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partners, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         The Partnership had entered into a joint venture arrangement, Show Low Joint Venture, with an affiliate of the General Partners, to purchase and hold a Property. During 2003, Show Low Joint Venture was liquidated upon the sale of the Property held by the joint venture and the net sales proceeds were distributed to each joint venture partner in accordance with the terms of the joint venture agreement.

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

Certain Management Services

         RAI Restaurants, Inc. ("the Advisor"), an affiliate of the General Partners, provides certain services relating to the management of the
Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2003, the Partnership owned 25 Properties. Of the 25 Properties, 17 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and six are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its Partnership Agreement.

Description of Properties

         Land. The Partnership's Property sites, owned directly and indirectly, range from approximately 11,500 to 86,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2003 by state.

               State                           Number of Properties

               Alabama                                   2
               Arizona                                   1
               Colorado                                  2
               Florida                                   2
               Georgia                                   2
               Illinois                                  1
               Indiana                                   1
               Kansas                                    1
               Michigan                                  2
               Minnesota                                 1
               New Mexico                                2
               North Carolina                            1
               Tennessee                                 1
               Texas                                     5
               Washington                                1
                                                   --------------
               TOTAL PROPERTIES:                        25
                                                   ==============

         Buildings. Each of the Properties includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the two Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,300 to 9,900 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $9,378,528 and $10,326,413, respectively.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2003, by Restaurant Chain.

                Restaurant Chain                    Number of Properties

                Arby's                                        1
                Checkers                                      2
                Chevy's Fresh Mex                             1
                Del Taco                                      1
                Denny's                                       1
                Golden Corral                                 2
                IHOP                                          2
                Jack in the Box                               1
                KFC                                           1
                Pizza Hut                                     5
                Ponderosa                                     1
                Popeyes                                       1
                Wendy's                                       2
                Other                                         4
                                                        --------------
                TOTAL PROPERTIES                             25
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

Leases

         The Partnership leases substantially all the Properties to operators of Restaurant Chains. The Properties are leased generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities, and insurance.

         The following is a schedule of the average rent per property and occupancy rate for the years ended December 31:

                                     2003              2002             2001              2000             1999
                                 -------------     -------------    --------------    -------------    --------------


Rental Revenues (1)(2)             $1,511,926       $ 1,532,701       $ 1,781,716      $ 2,142,668        $2,255,787
Properties (2)                             25                25                29               32                37
Average Rent Per Property
                                      $60,477         $  61,308         $  61,438        $  66,958          $ 60,967
Occupancy Rate                           100%               96%               94%              97%              100%

(1)   Rental revenues  include the  Partnership's  share of rental revenues from
      the  Properties   owned  through  joint  venture  and  tenancy  in  common
      arrangements.

(2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003, for each of the next ten years and thereafter.

                                                                                          Percentage of
                        Expiration Year         Number of         Annual Rental           Gross Annual
                                                 Leases              Revenues             Rental Income
                      --------------------    --------------    -------------------    --------------------


                      2004                             1             $   96,600                   7.24%
                      2005                             2                 65,502                   4.91%
                      2006                             1                 63,193                   4.73%
                      2007                             8                445,083                  33.34%
                      2008                             1                 16,530                   1.24%
                      2009                            --                     --                      --
                      2010                            --                     --                      --
                      2011                             2                146,419                  10.97%
                      2012                             2                162,744                  12.19%
                      2013                             1                 58,921                   4.41%
                      Thereafter                       6                279,887                  20.97%
                                           --------------    -------------------    --------------------
                      Totals (1)                      24            $ 1,334,879                 100.00%
                                           ==============    ===================    ====================

(1) Excludes the Property in Nederland, Texas for which the lease expired and the tenant continued to operate under a month-to-month lease until the tenant vacated the property in January 2004.

Leases with Major Tenant

         The terms of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         During 2003, none of the Partnership's lessees contributed more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common).


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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 2,159 holders of record of the Units. There is no public trading market for the Units and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through June 30, 2000, the price paid for any Unit transferred pursuant to the Plan ranged from $436 to $475 per Unit. From July 2000 through December 2003, due primarily to the continued sales of Properties, the price paid for any Unit transferred pursuant to the Plan ranged from $357 to $425 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan, net of commissions.

                                              2003 (1)                               2002 (1)
                                 -----------------------------------    ------------------------------------
                                   High         Low        Average        High         Low         Average
                                 ---------    --------    ----------    ----------   ---------    ----------

         First Quarter              $ 336       $ 220          $285         $ 280        $198         $ 227
         Second Quarter               315         208           260           275         215           249
         Third Quarter                357         237           307           252         215           225
         Fourth Quarter               217         160           188           300         276           290

(1) A total of 277 and 582 Units were transferred other than pursuant to the Plan for the years ended December 31, 2003 and 2002, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         During the years ended December 31, 2003 and 2002, the Partnership declared distributions to the limited partners of $1,462,520 and $3,124,909, respectively. Distributions for the year ended December 31, 2003 and 2002, included $125,000 and $1,600,000, respectively, in special distributions, as a result of the distributions of net sales proceeds from the sales of several properties, and for 2002, distributions of insurance proceeds on casualty loss. These special distributions were effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $125,000 and $866,124, respectively, were applied toward the limited partners' 10% Preferred Return and the balances of $0 and $733,876 were treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) decreased; therefore, the amount of the limited partners' capital on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the properties in 2003 and 2002, the Partnership's total revenue has decreased, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow have been adjusted in the quarters ended September 30, 2002 and December 31, 2002, and the quarter ended December 31, 2003, and are expected to remain reduced in subsequent years. No distributions have been made to the General Partners to date. As indicated in the chart below, the distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.



                          Quarter Ended                            2003                2002
                     -------------------------                ---------------     ----------------


                     March 31                                     $  334,380           $  423,496
                     June 30                                         334,380            1,123,496
                     September 30                                    334,380              743,537
                     December 31                                     459,380              834,380

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

(b)      Not applicable

Item 6.  Selected Financial Data

                                               2003             2002             2001             2000          1999
                                           -------------   --------------    -------------    ------------  ------------

Year ended December 31:
   Continuing Operations (3):
    Revenues                                 $ 1,073,585      $ 1,141,803      $ 1,245,141      $1,397,091    $1,489,651
    Equity in earnings of
       unconsolidated joint venture              303,140          253,111          441,969         443,567       440,215
    Income from continuing
       operations (1)                            979,190        1,095,542        1,442,574       2,099,613     1,474,822

   Discontinued Operations (3):
    Revenues                                          --           83,134          177,623         268,444       314,523
    Income (loss) from and loss on
       disposal of discontinued
        operations (2)                                --         (417,496 )       (188,828 )       175,956       224,556

   Net income                                    979,190          678,046        1,253,746       2,275,569     1,699,378

   Income (loss) per Unit:
    Continuing operations                      $   19.58        $   21.91        $   28.85       $   41.99     $   29.50
    Discontinued operations                           --            (8.35 )          (3.78 )          3.52          4.49
                                           -------------   --------------    -------------    ------------  ------------
     Total                                     $   19.58        $   13.56        $   25.07       $   45.51     $   33.99
                                           =============   ==============    =============    ============  ============

   Cash distributions declared (4)           $ 1,462,520      $ 3,124,909       $ 2,913,6500    $4,397,916    $2,062,516
   Cash distributions declared per
     unit (4)                                      29.25            62.50            58.27           87.96         41.25

At December 31:
   Total assets                             $ 11,400,102     $ 12,242,594      $14,193,243     $15,833,995   $18,026,218
   Partners' capital                          10,565,299       11,048,629       13,495,492      15,155,396    17,277,743

(1) Income from continuing operations for the years ended December 31, 2002, 2001, 2000 and 1999, includes $133,603, $204,179, $766,913 and
         $192,752, respectively, from gain on sale of assets. In addition, income from continuing operations for the year ended December 31, 1999, includes $79,585 from a loss on sale of assets. Income from continuing operations for the years ended December 31, 2002, 2001, and 2000, has been reduced by real estate disposition fees of $22,500, $16,620, and $71,056, as a result of the sales of several Properties. Income from continuing operations for the year ended December 31, 2001, also includes lease termination income of $13,112.

(2) Income (loss) from and loss on disposal of discontinued operations for the year ended December 31, 2002 includes provisions for write-down of assets of $498,312 partially offset by insurance proceeds of $88,777, which the Partnership recorded as an adjustment to the loss incurred in a Property destroyed by fire. The year ended December 31, 2002 also includes losses on disposal of discontinued operations of $25,967. 2001 includes provisions for write-down of assets of $223,550. The year ended December 31, 2002 includes real estate disposition fees of $32,829 as a result of the sales of several Properties.

(3) Certain items in the prior years financial data have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on net income. The results of operations relating to properties that were either identified for sale and disposal of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

(4) Distributions for the years ended December 31, 2003, 2002, 2001, and 2000 include special distributions to the Limited Partners of $125,000, $1,600,000, $1,200,000, and $2,500,000, respectively, as a result of the distributions of the net sales proceeds from the sales of several Properties and insurance proceeds received in 2002.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 13, 1986, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of Restaurant Chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $18,700 to $222,800. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         The Partnership owned 17, 17, and 22, Properties directly as of December 31, 2003, 2002 and 2001, respectively. In addition, the Partnership owned eight, nine, and nine Properties indirectly through joint venture or tenancy in common arrangements, as of December 31, 2003, 2002 and 2001, respectively.

Capital Resources

         For the years ended December 31, 2003, 2002, and 2001, cash from operating activities was $1,285,713, $1,334,027 and $1,671,766, respectively. The decrease in cash from operating activities during both 2003 and 2002, as compared to the same period in the previous year resulted from changes in the Partnership's income and expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

         During 2003, 2002, and 2001, the Partnership distributed to the Limited Partners the majority of the insurance proceeds from a 2001 loss due to fire, liquidating proceeds from a 2003 and 2001 dissolution of joint ventures, and net sales proceeds from sales of Properties in 2002 and 2001, except as indicated. These transactions are described below.

         In August 2001, Peoria Joint Venture, in which the Partnership owned a 48% interest, sold its Property to a third party for approximately $1,786,900 resulting in a gain of approximately $136,700. The Partnership received approximately $830,300 as a return of capital representing its share of the liquidation proceeds of the joint venture. In September 2001, Peoria Joint Venture was dissolved in accordance with the joint venture agreement. No gain or loss on the dissolution of the joint venture was incurred.

         In September 2001, the Partnership sold its Property in Bay City, Texas, to the tenant and received net sales proceeds of approximately $548,900, resulting in a gain of $204,179.

         In  October  2001,  the  Property  in  Casper,  Wyoming  was  partially destroyed by fire. As a result during 2002, the Partnership collected approximately $227,600 in insurance proceeds and demolished the building. In June 2002, in connection with the anticipated sale of the land, the Partnership recorded a provision for write-down of assets of $63,714. The provision represented the difference between the carrying value of the property and its estimated fair value. In August 2002, the Partnership sold the land to an unrelated party and received net sales proceeds of approximately $113,700, resulting in a loss on disposal of assets of approximately $10,600.

         During 2001, the Partnership recorded a provision for write-down of assets in the amount of $145,535 relating to the Denny's property in Rock Springs, Wyoming because in October, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection and rejected the lease related to this Property. The provision represented the difference between the carrying value of the property at December 31, 2001 and its estimated fair value. In addition in June 2002, in connection with the anticipated sale of this property, the Partnership recorded a provision for write-down of assets of approximately $113,600. The provision represented the difference between the carrying value of the property and its estimated fair value. In August 2002, the Partnership sold the property to a third party and received net sales proceeds of approximately $204,700, resulting in a loss on disposal of assets of approximately $15,300.

         In June 2002, the Partnership sold its Burger King Property in San Antonio, Texas to the tenant and received net sales proceeds of approximately $747,500, resulting in a gain of approximately $133,600.

         In June 2002, the Partnership recorded a provision for write-down of assets of $181,231 relating to the Property in Pineville, Louisiana since the tenant opted to not renew its lease, which expired in June 2002, and vacated the Property. The provision represented the difference between the carrying value of the Property and its estimated fair value. In December 2002, the Partnership sold this Property and received net sales proceeds of approximately $262,400. Since the Partnership had recorded a provision for write-down for this Property, no additional gain or loss was recognized on the sale. In September 2002, the Partnership recorded a provision for write-down of assets of $139,752 relating to the Property in Tomball, Texas in anticipation of the sale of this Property. The provision represented the difference between the carrying value of the Property and its estimated fair value. This Property was vacant since the tenant opted to not renew its lease, which expired in May 2002. In October 2002, the Partnership sold the Property to an unrelated third party and received net sales proceeds of approximately $458,200. Since the Partnership had recorded a provision for write-down for this Property, no additional gain or loss was recognized on the sale. The Partnership distributed to the Limited Partners a portion of the net proceeds from the sales of these two Properties, and used the remaining proceeds to pay liabilities of the Partnership.

         During 2003, Show Low Joint Venture, in which the Partnership owned a 64% interest, sold its Property in Greensboro, North Carolina to a third party and received net sales proceeds of approximately $468,900, resulting in a loss to the joint venture of approximately $29,500. The joint venture had recorded provisions for write-down of assets relating to this Property in previous periods. In the fourth quarter of 2003, the Partnership received approximately $278,900 as its pro-rata share of the liquidating distribution from the joint venture. The Partnership intends to use a portion of these proceeds to make a special distribution to the limited partners and to use the remaining proceeds to pay liabilities of the Partnership.

         In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 37.01% in this Property. As of March 12, 2004, Chevy's, Inc. had neither rejected nor affirmed the lease related to this Property. The lost revenues that would result, if the lease were rejected, will have an adverse effect on the equity in earnings of unconsolidated joint ventures of the Partnership if the tenancy in common is not able to re-lease or sell the Property in a timely manner.

         During the year ended December 31, 2003, the Partnership incurred no deferred, subordinated, real estate disposition fees. In connection with the sales of the properties in 2002 and 2001, the Partnership incurred deferred, subordinated, real estate disposition fees of $55,329 and $16,620, respectively. Payment of the real estate disposition fees is subordinated to receipt by the Limited Partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions.

         None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing from the General Partners, however, the Partnership may borrow, at the discretion of the General Partners, for the purpose of maintaining the operations and paying liabilities of the Partnership including quarterly distributions. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not encumber any of the Properties in connection with any borrowing or advances. The Partnership also will not borrow under circumstances which would make the Limited Partners liable to creditors of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         At December 31, 2003, the Partnership had $922,370 invested in cash and cash equivalents, as compared to $1,193,910 at December 31, 2002. At December 31, 2003, these funds were held in a demand deposit accounts at a commercial bank. The decrease in cash and cash equivalents was primarily a result of the Partnership distributing to the Limited Partners, in the form of a special distribution as described below, sales proceeds that were held at December 31, 2002. As of December 31, 2003, the average interest rate earned on rental income held in the demand deposit account at the commercial bank was less than one percent annually. The funds remaining at December 31, 2003, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operating activities remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, the insurance proceeds received in 2002, and the majority of the net sales proceeds received from the sales of Properties during 2003, 2002, and 2001, the Partnership declared distributions to the Limited Partners of $1,462,520, $3,124,909, and $2,913,650, for years ended December 31, 2003, 2002, and 2001, respectively. This represents distributions of $29.25, $62.50, and $58.27, per Unit for the years ending in December 31, 2003, 2002, and 2001, respectively. Distributions for the year ended December 31, 2003, 2002, and 2001, included $125,000, $1,600,000, and $1,200,000 in special distributions, as a result of the distributions of the majority of the net sales proceeds from the sales of several Properties and distribution of insurance proceeds received in 2002. These special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, $125,000, $866,124, and $657,471 were applied toward the Limited Partners' 10% Preferred Return and the balances of $0, $733,876, and $542,529 were treated as a return of capital for purposes of calculating the Limited Partners' 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners' invested capital decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties in 2002 and 2001, the Partnership's total revenue has decreased, while the majority of the Partnership's operating expenses remained somewhat fixed. Therefore, distributions of net cash flow have been adjusted in the quarter ended September 30, 2000, with subsequent adjustments in the quarter ended December 31, 2002. No distributions were made to the General Partners for the years ended December 31, 2003, 2002, and 2001. The Partnership intends to continue to make distributions of cash available to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002 and 2001.

         As of December 31, 2003 and 2002, the Partnership owed $9,093 and $12,381, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 12, 2004, the Partnership had reimbursed the affiliates for these amounts. In addition, as of December 31, 2003 and 2002, the Partnership owed $188,155 to affiliates for real estate disposition fees resulting from services rendered in connection with the sales of several Properties. The payment of the real estate disposition fees is deferred until the Limited Partners have received their cumulative 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, decreased to $637,555 at December 31, 2003, from $993,429 at December 31, 2002. The decrease in total liabilities was primarily a result of the Partnership paying a special distribution to the limited partners that had been accrued at December 31, 2002 that was larger than the special distribution that was accrued at December 31, 2003. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         The Partnership has no contractual obligations, contingent liabilities, or commitments as of December 31, 2003.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

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


         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.


Results of Operations

Comparison  of the year ended  December 31, 2003 to the year ended  December 31,
2002

         Rental revenues from continuing operations were $977,171 for the year ended December 31, 2003 as compared to $1,035,106 during the same period in 2002. The decrease in rental revenues from continuing operations during 2003 was primarily due to the sale of the Property in San Antonio, Texas in 2002. Rental revenues from continuing operations earned from wholly owned Properties are expected to remain at reduced amounts as a result of the Partnership distributing the net sales proceeds from the sale of this Property to the limited partners during 2002.

         During the year ended December 31, 2003 and 2002, the Partnership also earned $92,737 and $89,048, respectively, in contingent rental income. The increase was primarily attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

         During the year ended December 31, 2003 and 2002, the Partnership earned $303,140 and $253,111, respectively, attributable to the net income earned by joint ventures. The increase in net income earned by joint ventures during 2003, was partially due to the fact that Houlihan's Restaurant, Inc., which leased the Property owned by Show Low Joint Venture, in which the Partnership owned an approximate 64% interest, was experiencing financial difficulties and in January 2002, filed for bankruptcy and rejected the lease relating to this Property. The joint venture recorded a provision for write-down of assets of approximately $172,200 in 2002. An additional provision of $55,500 was recorded in 2003 relating to this Property. The provision represented the difference between the carrying value of the Property and its estimated fair value. In September 2003, the joint venture sold this vacant Property to a third party and recorded an additional loss of approximately $29,500. In October 2003, the joint venture was liquidated, and as a result, net income earned by joint ventures is expected to remain at reduced amounts.

         During 2003, none of the Partnership's lessees contributed more than ten percent of rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common), but two Restaurant
Chains, Pizza Hut and Wendy's, each accounted for more than ten percent of rental revenues (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that these two Restaurant Chains each will continue to account for more than 10% of the rental revenues to which the Partnership is entitled under the terms of its leases. Any failure of these Restaurant Chain will materially affect the Partnership's revenues if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2003, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

         During the year ended December 31, 2003 and 2002, the Partnership also earned $3,677 and $17,649, respectively, in interest and other income. Interest and other income during 2002 was higher because the Partnership was awarded an amount during 2002 related to a right-of-way taking at one of its Properties.

         Operating expenses, including depreciation and amortization expenses were $397,535 and $432,975 for the years ended December 31, 2003 and 2002, respectively. The decrease in operating expenses was partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in state tax expense relating to several states in which the Partnership conducts business.

         In June 2002, the Partnership sold its Burger King Property in San Antonio, Texas resulting in a gain of approximately $133,600. This Property was identified for sale as of December 31, 2001. Because this Property was identified for sale prior to the January 2002 implementation of FAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations relating to this Property were included as Income from Continuing Operations in the accompanying financial statements.

         During 2002, the Partnership identified and sold four Properties that were classified as Discontinued Operations in the accompanying financial statements. During the year ended December 31, 2001, the building on the Casper, Wyoming Property was partially destroyed by fire and subsequently demolished. In connection with the destruction of the building by the fire, during the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of $78,015, which represented the loss incurred by the Partnership in excess of anticipated insurance proceeds. The Partnership contested the settlement of the insurance claim, and in June 2002, received an additional $88,777 in insurance proceeds, which the Partnership recorded as an adjustment to the loss incurred in this Property due to fire. In June 2002, in connection with the anticipated sale of the land, the Partnership recorded a provision for write-down of assets of $63,714. The provision represented the difference between the carrying value of the land and its estimated fair value. In August 2002, the Partnership sold the land to a third party resulting in a loss on disposal of assets of $10,626.

         During October 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection and rejected the lease related to the Denny's in Rock Springs, Wyoming. In June 2002, in connection with the anticipated sale of this Property, the Partnership recorded a provision for write-down of assets of approximately $113,600. The Partnership has also recorded a provision for write-down of assets in previous years. The provision represented the difference between the carrying value of the Property and its estimated fair value. In August 2002, the Partnership sold the Property to a third party resulting in a loss on disposal of assets of approximately $15,300.

         In June 2002, the Partnership recorded a provision for write-down of assets of approximately $181,200 relating to the Property in Pineville, Louisiana since the tenant opted to not renew its lease, which expired in June 2002, and vacated the Property. The provision represented the difference between the carrying value of the Property and its estimated fair value. In December 2002, the Partnership sold this Property. Since the Partnership had recorded a provision for write-down of assets for this Property, no additional gain or loss was recognized on the sale.

         In September 2002, the Partnership recorded a provision for write-down of assets of approximately $139,800 relating to the Property in Tomball, Texas in anticipation of the sale of this Property. The provision represented the difference between the carrying value of the Property and its estimated fair value. This Property was vacant since the tenant opted to not renew its lease, which expired in May 2002. In October 2002, the Partnership sold the Property to a third party. Since the Partnership had recorded a provision for write-down for this Property, no additional gain or loss was recognized on the sale.

         In September 2003, Show Low Joint Venture, in which the Partnership owned a 64% interest, sold its Property in Greensboro, North Carolina, as described above. The financial results relating to this Property were classified as discontinued operations in the combined, condensed financial information for the joint ventures and the Properties held with affiliates of the general partners as tenants-in-common reported in the footnotes to the accompanying financial statements. The Partnership's pro-rata share of these amounts was included in equity in earnings of joint ventures in the accompanying financial statements.

         In December 2003, Holland Joint Venture, in which the Partnership owns a 49% interest, entered into negotiations with a third party to sell the Property in Holland, Michigan. As a result, the joint venture reclassified the assets relating to this property from land and building on operating leases to real estate held for sale. The Property was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, the joint venture stopped recording depreciation upon identifying the Property as held for sale. The financial results for this property are reflected as Discontinued Operations in the condensed joint venture financial information presented in the footnotes to the accompanying financial statements.

Comparison  of the year ended  December 31, 2002 to the year ended  December 31,
2001

         Rental revenues from continuing operations were $1,035,106 for the year ended December 31, 2002 as compared to $1,118,018 during the same period in 2001. The decrease in rental revenues from continuing operations during 2002 was primarily due to the sales of the Properties in San Antonio and Bay City, Texas in 2002 and 2001, respectively. Rental revenues from continuing operations from wholly owned Properties are expected to remain at reduced amounts as a result of the Partnership distributing the net sales proceeds relating to these two sales to the Limited Partners.

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

         During the year ended December 31, 2002 and 2001, the Partnership earned $253,111 and $441,969, respectively, attributable to the net income earned by joint ventures. The decrease in net income earned by joint ventures during 2002, was partially due to the fact that Houlihan's Restaurant, Inc., which leased the Property owned by Show Low Joint Venture, in which the Partnership owned an approximate 64% interest, was experiencing financial difficulties and in January 2002, filed for bankruptcy and rejected the lease relating to this Property. The joint venture recorded a provision for write-down of assets of approximately $172,200. The provision represented the difference between the carrying value of the Property and its estimated fair value.

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

         During the year ended December 31, 2002 and 2001, the Partnership earned $17,649 and $41,240, respectively, in interest and other income. Interest and other income during 2001 was higher because higher average cash balances due to the net sales proceeds received from the sale of Properties pending distribution to the Limited Partners.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $432,975 and $448,715 for the years ended December 31, 2002 and 2001, respectively. The decrease in operating expenses was primarily due to a decrease in depreciation expense because the Partnership sold Properties in 2002 and 2001.

         In June 2002, the Partnership sold its Burger King Property in San Antonio, Texas resulting in a gain of approximately $133,600. This Property was identified for sale as of December 31, 2001. In September 2001, the Partnership sold its Property in Bay City, Texas to the tenant resulting in a gain of approximately $204,200.

         During the year ended December 31, 2001, the Property located in Casper, Wyoming, was partially destroyed by fire and subsequently demolished. During the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of approximately $78,000, which represented the loss incurred by the Partnership in excess of anticipated insurance proceeds. In June 2002, an additional provision of approximately $63,700 was recorded. In August 2002, the Partnership sold the Land to a third party.

         The Partnership recorded provisions for write-down of assets of approximately $113,600 and $145,500 in the years ended December 31, 2002 and 2001, respectively, relating to the Denny's Property in Rock Springs, Wyoming because of the PRG, bankruptcy. The provisions represented the difference between the carrying value of the Property and its estimated fair value. In August 2002, the Partnership sold the Property.

         In June 2002, the Partnership recorded a provision for write-down of assets of approximately $181,200 relating to the Property in Pineville, Louisiana when the tenant opted to not renew its lease. In December 2002, the Partnership sold this Property.

         In September 2002, the Partnership recorded a provision for write-down of assets of approximately $139,800 relating to the Property in Tomball, Texas. This Property had been vacant since the tenant opted to not renew its lease, which expired in May 2002. In October 2002, the Partnership sold the Property to a third party.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003 are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                       Page

Report of Independent Certified Public Accountants                      20

Financial Statements:

     Balance Sheets                                                     21

     Statements of Income                                               22

     Statements of Partners' Capital                                    23

     Statements of Cash Flows                                        24-25

     Notes to Financial Statements                                   26-39

               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund II, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund II, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
March 24, 2004

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                        December 31,
                                                                               2003                      2002
                                                                         -----------------         -----------------

                          ASSETS

Real estate properties with operating leases, net                            $  6,565,138              $  6,752,686
Investment in joint ventures                                                    3,621,892                 4,000,984
Cash and cash equivalents                                                         922,370                 1,193,910
Certificate of deposit                                                             60,483                    61,824
Receivables, less allowance for doubtful accounts of
     $28,888, in 2003                                                              38,192                    43,505
Accrued rental income                                                             185,490                   182,640
Other assets                                                                        6,537                     7,045
                                                                         -----------------         -----------------

                                                                             $ 11,400,102              $ 12,242,594
                                                                         =================         =================




             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $    71,534                $   71,100
Real estate taxes payable                                                          21,680                     8,720
Distributions payable                                                             459,380                   834,380
Due to related parties                                                            197,248                   200,536
Rents paid in advance and deposits                                                 84,961                    79,229
                                                                         -----------------         -----------------
         Total liabilities                                                        834,803                 1,193,965

Commitments and Contingencies (Note 9)

Partners' capital                                                              10,565,299                11,048,629
                                                                         -----------------         -----------------

                                                                             $ 11,400,102              $ 12,242,594
                                                                         =================         =================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                              Year Ended December 31,
                                                                     2003               2002              2001
                                                                ----------------   ---------------   ----------------

Revenues:
     Rental income from operating leases                            $   977,171      $  1,035,106       $  1,118,018
     Contingent rental income                                            92,737            89,048             72,771
     Lease termination income                                                --                --             13,112
     Interest and other income                                            3,677            17,649             41,240
                                                                ---------------   ----------------   ---------------
                                                                      1,073,585         1,141,803          1,245,141
                                                                ----------------   ---------------   ----------------
Expenses:
     General operating and administrative                               182,135           211,181            210,493
     Property related                                                    17,786            24,273             18,100
     State and other taxes                                                9,550            15,666             18,223
     Depreciation and amortization                                      188,064           181,855            201,899
                                                                ----------------   ---------------   ----------------
                                                                        397,535           432,975            448,715
                                                                ----------------   ---------------   ----------------

Income before gain on sale of assets and equity in
     earnings of unconsolidated joint ventures                          676,050           708,828            796,426

Gain on sale of assets                                                       --           133,603            204,179

Equity in earnings of unconsolidated joint ventures                     303,140           253,111            441,969
                                                                ----------------   ---------------   ----------------

Income from continuing operations                                       979,190         1,095,542          1,442,574
                                                                ----------------   ---------------   ----------------

Discontinued operations
     Loss from discontinued operations                                       --          (391,529  )        (188,828  )
     Loss on disposal of discontinued operations                             --           (25,967 )               --
                                                                ----------------   ---------------   ----------------
                                                                             --          (417,496  )        (188,828  )
                                                                ----------------   ---------------   ----------------

Net income                                                           $  979,190       $   678,046       $  1,253,746
                                                                ================   ===============   ================

Income (loss) per limited partner unit
     Continuing operations                                            $   19.58        $    21.91         $    28.85
     Discontinued operations                                                 --             (8.35  )           (3.78  )
                                                                ----------------   ---------------   ----------------

                                                                     $    19.58        $    13.56         $    25.07
                                                                ================   ===============   ================
Weighted average number of limited partner units
     outstanding                                                         50,000            50,000             50,000
                                                                ================   ===============   ================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002, and 2001



                                                 General Partners                                Limited Partners
                                       -------------------------------------   -----------------------------------------------------
                                                              Accumulated                                            Accumulated
                                         Contributions         Earnings         Contributions       Distributions      Earnings
                                       ------------------   ----------------   -----------------   ----------------  -------------

Balance, December 31, 2000             $    162,000        $   243,788       $  23,907,878      $ (33,732,194 )     $  27,263,746

    Distributions to limited
       partners ($58.27 per
       limited partner unit)                     --                 --            (542,529 )       (2,371,121 )                --
    Net income                                   --                 --                  --                 --           1,253,746
                                  ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2001                  162,000            243,788          23,365,349        (36,103,315 )        28,517,492

    Distributions to limited
       partners ($62.50 per
       limited partner unit)                     --                 --            (733,876 )       (2,391,033 )                --
    Net income                                   --                 --                  --                 --             678,046
                                  ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2002                  162,000            243,788          22,631,473        (38,494,348 )        29,195,538

    Distributions to limited
       partners ($29.25 per
       limited partner unit)                     --                 --                  --        (1,462,520)                  --
    Net income                                   --                 --                  --                 --             979,190
                                  ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2003              $   162,000        $   243,788        $ 22,631,473     $ (39,956,868)       $  30,174,728
                                  ==================   ================   =================   ================     ==============

                See accompanying notes to financial statements.

       Syndication
          Costs            Total
   --------------   --------------

  $ (2,689,822 )    $15,155,396



            --       (2,913,650 )
            --        1,253,746
 --------------   --------------

    (2,689,822 )     13,495,492



            --       (3,124,909 )
            --          678,046
 --------------   --------------

    (2,689,822 )     11,048,629



            --      (1,462,520)
            --          979,190
 --------------   --------------

 $ (2,689,822)      $10,565,299
 ==============   ==============

                See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                     2003                 2002                   2001
                                                                ----------------     ----------------       ---------------


   Cash flows from operating activities:
      Net income                                                     $  979,190          $   678,046          $  1,253,746
                                                                ----------------     ----------------       ---------------

      Adjustments   to  reconcile  net  income  to  net  cash
         provided by operating activities:
             Depreciation                                               187,548              207,815               263,950
             Amortization                                                   516                  516                   516
             Provision for doubtful accounts                                 --                   --                52,295
             Provision for write-down of assets                              --              498,312               223,550
             Gain of sale of assets                                          --             (197,873 )            (204,179 )
             Equity in earnings of joint ventures, net of
                distributions                                           100,166              153,871                29,154
             Decrease (increase) in receivables                           5,313              (30,372 )              28,626
             Decrease in due from related parties                            --                1,575                 6,935
             Decrease (increase) in accrued rental income                (2,850 )             (3,896 )               4,283
             Decrease (increase) in other assets                             (8 )             (3,968 )                 526
             Increase (decrease) in accounts payable and
                accrued   expenses   and  real  estate  taxes            13,394              (12,369 )             (12,938 )
                payable Increase (decrease) in due to
                related parties                                          (3,288 )              8,569                   361
             Increase in rents paid in advance and deposits               5,732               33,801                24,941
                                                                ----------------     ----------------       ---------------
                   Total adjustments                                    306,523              655,981               418,020
                                                                ----------------     ----------------       ---------------

Net cash provided by operating activities                             1,285,713            1,334,027             1,671,766
                                                                ----------------     ----------------       ---------------

   Cash flows from investing activities:
      Proceeds from sale of real estate properties                           --            1,786,443               548,874
      Insurance proceeds for casualty loss on building                      --              227,579                    --
      Liquidating distribution from joint venture                      278,926                   --               830,263
      Net (increase) decrease in certificate of deposit                  1,341                   --               (60,038  )
                                                                ----------------     ----------------       ---------------
         Net cash provided by investing activities                      280,267            2,014,022             1,319,099
                                                                ----------------     ----------------       ---------------

   Cash flows from financing activities:
      Proceeds from loan from corporate general partner                      --                   --                75,000
      Repayment of loan from corporate general partner                       --                   --               (75,000 )
      Distributions to limited partners                              (1,837,520 )         (2,714,025 )          (2,923,482 )
                                                                ----------------     ----------------       ---------------
         Net cash used in financing activities                       (1,837,520 )         (2,714,025 )          (2,923,482 )
                                                                ----------------     ----------------       ---------------

Net increase (decrease) in cash and cash equivalents                   (271,540 )            634,024                67,383

Cash and cash equivalents at beginning of year                        1,193,910              559,886               492,503
                                                                ----------------     ----------------       ---------------

Cash and cash equivalents at end of year                            $   922,370         $  1,193,910           $   559,886
                                                                ================     ================       ===============

                See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                      2003               2002              2001
                                                                 ---------------    ---------------    --------------


Supplemental schedule of non-cash investing and financing activities:

         Deferred real estate disposition fees incurred
             and unpaid at end of period                               $     --         $   55,329        $   16,620
                                                                 ===============    ===============    ==============

         Distributions declared and unpaid at
             December 31                                             $  459,380         $  834,380        $  423,496
                                                                 ===============    ===============    ==============

                See accompanying notes to financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


    1.   Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records the real estate property acquisitions at cost. The properties are leased to third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2003, 2002, and 2001, tenants paid or are expected to pay, directly to real estate taxing authorities $150,093, $167,500, and $177,800, respectively, in estimated real estate taxes in accordance with the terms of their triple net leases with the Partnership.

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

1.       Significant Accounting Policies - Continued

         When the properties are sold, the related cost and accumulated depreciation plus any accrued rental income are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, assets are adjusted to the fair value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is recorded to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership invested in Kirkman Road Joint Venture with unaffiliated entities. The Partnership also invested in Holland Joint Venture and Show Low Joint Venture, prior to its liquidation in December 2003, and the properties in Arvada, Colorado; Mesa, Arizona; Smithfield, North Carolina; Vancouver, Washington; Overland Park, Kansas; and Memphis, Tennessee, each of which is held as tenants-in-common with affiliates of the general partners. These entities are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks may exceed federally insured levels;
         however, the Partnership has not experienced any losses in such accounts.

         Lease Costs - Other assets included lease incentive costs and brokerage and legal fees associated with negotiating leases and are amortized over the terms of the new leases using the straight-line method. When a property is sold or a lease is terminated, the related lease cost, if any, net of accumulated amortization, is removed from the accounts and charged against income.

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:

                                                                     2003                   2002
                                                              --------------------   -------------------


                  Land                                              $   3,989,212         $   3,989,212
                  Buildings                                             5,435,719             5,435,719
                                                              --------------------   -------------------
                                                                        9,424,931             9,424,931
                  Less accumulated depreciation                       (2,859,793)            (2,672,245 )
                                                              --------------------   -------------------

                                                                    $   6,565,138         $   6,752,686
                                                              ====================   ===================

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

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                     2004                     $    849,162
                     2005                          779,522
                     2006                          774,468
                     2007                          550,369
                     2008                          279,451
                     Thereafter                  1,002,343
                                          -----------------
                                             $   4,235,315
                                          =================

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


3.       Investment in Joint Ventures

         The Partnership has a 50% and 49% interest in the profits and losses of Kirkman Road Joint Venture and Holland Joint Venture, respectively. The remaining interest in the Holland Joint Venture is held by affiliates of the general partners. The Partnership also has a 33.87%, 57.91%, 47%, 37.01%, 39.39%, and a 13.38% interest in properties in Arvada, Colorado; Mesa, Arizona; Smithfield, North Carolina; Vancouver, Washington; Overland Park, Kansas; and Memphis, Tennessee, respectively, with affiliates of the general partners, as tenants-in-common. Amounts relating to these investments are included in investment in joint ventures.

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

         In January 2002, Houlihan's Restaurant, Inc., which leased the property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this property. Based on a pending contract to sell the property, the joint venture, in which the Partnership owned a 64% interest, recorded a provision for write-down of assets of approximately $172,200 during the year ended December 31, 2002. The joint venture had recorded a provision for write-down of assets in a previous year relating to this property. The contract for the sale of the property was subsequently terminated. In September 2003, Show Low Joint Venture sold the property to a third party and recorded a loss on disposal of discontinued operations of approximately $29,500. In December 2003, the Partnership and the joint venture partner dissolved the joint venture and the Partnership received approximately $278,900 representing its pro rata share of the joint venture's liquidating distribution. The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

         In December 2003, Holland Joint Venture, in which the Partnership owns a 49% interest, entered into negotiations with a third party to sell the property in Holland, Michigan. As a result, the joint venture reclassified the assets relating to this property from land and building on operating leases to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, the joint venture stopped recording depreciation upon identifying the property as held for sale. The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

         Kirkman Road Joint Venture, Holland Joint Venture, and the Partnership and affiliates, as tenants-in-common in six separate tenancy-in-common arrangements, each own one property.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


3.       Investment in Joint Ventures - Continued

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:


                                                              December 31, 2003          December 31, 2002
                                                             --------------------        ------------------

             Real estate properties with operating
                 leases, net                                      $    6,024,001             $   6,161,834
             Net investment in direct financing
                 leases                                                2,151,112                 2,172,748
             Real estate held for sale                                   768,120                 1,357,154
             Cash                                                        115,927                    28,744
             Accrued rental income                                       403,513                   366,596
             Other assets                                                     --                       194
             Liabilities                                                  66,581                    20,985
             Partners' capital                                         9,396,092                10,066,285

                                                                    Years ended December 31,
                                                           2003              2002             2001
                                                      ----------------   --------------  ----------------

             Rental revenues                             $  1,023,675      $ 1,028,424        $  953,061
             Expenses                                        (149,093 )       (151,187 )        (175,230 )
                                                      ----------------   --------------  ----------------
             Income from continuing operations                874,582          877,237           777,831
                                                      ----------------   --------------  ----------------

             Discontinued operations:
                 Revenues                                     120,838          127,108           205,122
                 Expenses                                     (55,329 )        (55,183 )         (42,916 )
                 Provision for write-down of assets           (55,500 )       (172,165 )         (56,398 )
                 Loss on disposal of discontinued
                    operations                                (29,509 )             --                --
                                                      ----------------   --------------  ----------------
                                                              (19,500 )       (100,240 )         105,808
                                                      ----------------   --------------  ----------------

             Net income                                  $    855,082       $  776,997       $   883,639
                                                      ================   ==============  ================


         The Partnership recognized income totaling $303,140, $253,111, and $441,969, for the years ended December 31, 2003, 2002, and 2001, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates of the general partners.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Discontinued Operations

         During the year ended December 31, 2001, the building on the Casper, Wyoming property was partially destroyed by fire and subsequently demolished. In connection with the destruction of the building by the fire during the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of $78,015, which represented the loss incurred by the Partnership in excess of anticipated insurance proceeds. The undepreciated cost of the building of $216,817 was removed from the accounts and the anticipated insurance proceeds of $138,802 were included in accounts receivable. The Partnership contested the settlement of the insurance claim, and in June 2002, received an additional $88,777 in insurance proceeds, which the Partnership recorded as an adjustment to the loss on disposal of the property. In June 2002, in connection with the anticipated sale of the land, the Partnership recorded a provision for write-down of assets of $63,714. The provision represented the difference between the carrying value of the land and its estimated fair value. In August 2002, the Partnership sold the land to a third party and received net sales proceeds of approximately $113,700, resulting in a loss on disposal of assets of $10,626.

         During 2001, the Partnership recorded a provision for write-down of assets in the amount of $145,535 relating to the Denny's property in Rock Springs, Wyoming because in October 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection and rejected the lease related to this Property. The provision represented the difference between the carrying value of the property at December 31, 2001 and its estimated fair value. In addition, in June 2002, in connection with the anticipated sale of this property, the Partnership recorded a provision for write-down of assets of $113,615. The provision represented the difference between the carrying value of the property and its estimated fair value. In August 2002, the Partnership sold the property to a third party and received net sales proceeds of approximately $204,700, resulting in a loss on disposal of assets of $15,341.

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

         In September 2002, the Partnership recorded a provision for write-down of assets of $139,752 relating to the property in Tomball, Texas in anticipation of the sale of this Property. The provision represented the difference between the carrying value of the property and its estimated fair value. This property was vacant since the tenant opted to not renew its lease, which expired in May 2002. In October 2002, the Partnership sold the Property to an unrelated third party and received net sales proceeds of approximately $458,200. Since the Partnership had recorded a provision for write-down for this property, no additional gain or loss was recognized on the sale.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Discontinued Operations - Continued

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

         The   financial   results  for  these   properties   are  reflected  as
         discontinued operations in the accompanying financial statements. The operating results of discontinued operations are as follows:


                                                               Year Ended December 31,
                                                    2003                2002                2001
                                               ----------------    ----------------    ----------------


Rental revenues                                        $     --          $   79,103          $  177,623
Other income                                                 --               4,031                  --
Expenses                                                     --             (65,128 )          (142,901 )
Provision for write-down of assets                           --            (409,535 )          (223,550 )
                                               ----------------    ----------------    ----------------

Loss from discontinued operations                      $     --         $  (391,529 )       $  (188,828 )
                                               ================    ================    ================

5.       Allocations and Distributions

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95% to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first on a pro rata basis to partners with positive balances in their capital accounts; and thereafter, 95% to the limited partners and five percent to the general partners.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


5.       Allocations and Distributions - Continued

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and five percent to the general partners.

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002 and 2001.

         During the years ended December 31, 2003, 2002, and 2001, the Partnership declared distributions to the limited partners of $1,462,520, $3,124,909, and $2,913,650, respectively. Distributions for the year ended December 31, 2003, 2002, and 2001, included $125,000, $1,600,000, and $1,200,000, respectively in special distributions of the majority of net sales proceeds from the sales of several properties and distribution of insurance proceeds received in 2002. These special distributions were effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $125,000, $866,124, and $657,471 were applied toward the limited partners' 10% Preferred Return and the balances of $0, $733,876, and $542,529 were treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the properties in 2002 and 2001, the
         Partnership's total revenue has decreased, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow have been adjusted in the quarters ended September 30, 2001 and 2002, and the quarter ended December 31, 2002. No distributions have been made to the general partners to date.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                  Years Ended December 31, 2003, 2002, and 2001


6.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2003             2002              2001
                                                                --------------   --------------   ---------------

          Net income for financial reporting purposes              $  979,190       $  678,046       $ 1,253,746

          Effect of timing differences relating to
               depreciation                                            16,180           (8,035 )          11,312

          Effect of timing differences relating to
               gains/losses on real estate property sales               1,713         (738,824 )          (6,653 )

          Effect of timing differences relating to equity
               in earnings of unconsolidated  joint                    77,732           79,851            32,953
               ventures

          Effect of timing differences relating to
                   allowance for doubtful accounts                     28,888          (23,640 )        (122,653 )

          Accrued rental income                                        (2,850 )         (3,896 )           4,283

          Rents paid in advance                                       (24,940 )         19,203            (9,950 )

          Provision for write-down of assets                               --          498,312           223,550

          Provision for (deduction of) contamination
                   expenses                                                --           (7,329 )              --

          Other                                                          (202 )             --                --
                                                                --------------   --------------   ---------------

          Net income for federal income tax purposes              $ 1,075,711       $  493,688       $ 1,386,588
                                                                ==============   ==============   ===============


7.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP") (formerly CNL American Properties Fund, Inc.), served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. ("the Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

7.       Related Party Transactions- Continued

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to the lessor of one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures and the properties held as tenants-in-common with affiliates or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, cumulative 10% Preferred Return. Due to the fact that management fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold no property management fees were incurred during the years ended December 31, 2003, 2002, and 2001.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the year ended December 31, 2003, the Partnership incurred no deferred, subordinated, real estate disposition fees as a result of the sales of properties. During the years ended December 31, 2002 and 2001, the Partnership incurred $55,329 and $16,620 in deferred, subordinated, real estate disposition fees as a result of the sales of properties.

         During the years ended December 31, 2003, 2002, and 2001, the Partnership's affiliates provided accounting and administrative services. The Partnership incurred $112,185, $152,193, and $140,936, for the years ended December 31, 2003, 2002, and 2001, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                                             2003               2002
                                                                        ---------------    ---------------


                        Expenditures incurred on behalf
                            of the Partnership, including
                            accounting and administrative
                            services                                         $   9,093          $  12,381
                        Deferred, subordinated real
                            estate disposition fee                             188,155            188,155
                                                                        --------------    ---------------

                                                                            $  197,248          $ 200,536
                                                                        ===============    ===============


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Concentration of Credit Risk

         For the year ended December 31, 2003, no tenant represented more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from joint ventures and the Properties held as tenants-in-common with affiliates of the general partners). For the years ended December 31, 2002 and 2001, rental revenues from Golden Corral Corporation were $209,247 and $397,632, respectively, representing more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners).

         The following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:


                                                           2003              2002              2001
                                                       -------------    ---------------    -------------


            Wendy's Old Fashioned
                 Hamburger Restaurants                    $ 233,122          $ 227,046        $ 219,778
            Pizza Hut                                       162,203                N/A              N/A
            Golden Corral Buffet and Grill                      N/A            238,441          397,632

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the chain did not represent more than ten percent of the Partnership's rental revenues.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by the lessee or any one of the restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

9.       Commitments and Contingencies

         Underground petroleum contamination was discovered in 2000 relating to a Property in Ocala, Florida. The Partnership applied to and qualified for assistance from a state funded clean-up program. Under this program, the Partnership is responsible for 25% of the actual clean-up costs and is receiving assistance for the remaining 75% of the costs. The Partnership anticipated that future clean-up costs would be approximately $300,000 and accrued in 2000, as a liability, the $75,000 of the estimated clean-up costs. The project is expected to be completed in five phases. During the year ended December 31, 2002, phase one of the clean-up work commenced at the site and payment of the first installment was made. The work for this phase was finalized, and the Department of Environmental Protection approved the conclusions. During the year ended December 31, 2003, phase two of the clean up work commenced.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

10.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002.

                 2003 Quarter                 First           Second          Third         Fourth           Year
        -------------------------------    ------------     -----------    -----------    -----------    ------------

        Continuing Operations (1):
            Revenues                          $251,603         $262,422       $268,053       $291,507      $ 1,073,585
            Equity in earnings of
              unconsolidated joint
              ventures                          88,556           52,157         71,184         91,243          303,140
            Income from continuing
              operations                       221,794          221,468        245,581        290,347          979,190

        Discontinued Operations (1):
            Revenues                                --               --             --             --               --
            Income from discontinued
              operations                            --               --             --             --             --

        Net Income                             221,794          221,468        245,581        290,347          979,190

        Income per limited partner unit:
            Continuing operations              $  4.44          $  4.43        $  4.91        $  5.80         $  19.58
            Discontinued operations                 --               --             --             --               --
                                           ------------     -----------    -----------    -----------    ------------
            Total                              $  4.44          $  4.43        $  4.91        $  5.80         $  19.58
                                           ============     ===========    ===========    ===========    ============

                2002 Quarter                   First           Second          Third         Fourth           Year
        -------------------------------    ------------     -----------    -----------    -----------    ------------

        Continuing operations (1):
            Revenues                         $ 282,088        $ 271,143      $ 277,347      $ 311,225      $ 1,141,803
            Equity in earnings of
              unconsolidated joint
              ventures (2)                      94,335           83,130         85,247         (9,601 )        253,111
            Income from continuing
              operations                       244,093          374,550        269,158        207,741        1,095,542

        Discontinued operations (1):
            Revenues                            43,634           35,514             --          3,986           83,134
            Income (loss) from and
              loss on disposal of
              discontinued operations           27,447         (252,832 )     (182,716 )       (9,395 )       (417,496)

            Net income                         271,540          121,718         86,442        198,346          678,046

        Income (loss) per limited partner unit:
            Continuing operations             $   4.88         $   7.49       $   5.38       $   4.16         $  21.91
            Discontinued operations               0.55            (5.06 )        (3.65 )        (0.19 )          (8.35)
                                           ------------     -----------    -----------    -----------    ------------
            Total                             $   5.43         $   2.43       $   1.73       $   3.97         $  13.56
                                           ============     ===========    ===========    ===========    ============

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Selected Quarterly Financial Data - Continued

   (1) Certain items in the quarterly financial data have been reclassified to conform to the 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

   (2) In October 2002, Show Low Joint Venture, in which the Partnership owned an approximate 64% interest, recorded a provision for write-down of assets of approximately $172,200 relating to the property in Greensboro, North Carolina. The provision represented the difference between the carrying value of the property and its estimated fair value.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.  Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff Has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWillimas served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.


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


Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2003
----------------------------------     --------------------------------------      ------------------------------


Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and
operating expenses                     the  lower  of  cost  or  90%  of the       administra-tive services: $112,185
                                       prevailing  rate at which  comparable
                                       services  could have been obtained in
                                       the  same  geographic  area.  If  the
                                       General  Partners or their affiliates
                                       loan  funds to the  Partnership,  the
                                       General  Partners or their affiliates
                                       will be  reimbursed  for the interest
                                       and  fees  charged  to  them  by  the
                                       unaffiliated    lenders    for   such
                                       loans.   Affiliates  of  the  General
                                       Partners  from  time  to  time  incur
                                       certain operating  expenses on behalf
                                       of  the  Partnership  for  which  the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
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




                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
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


Item 14.  Principal Accountant Fees and Services

         The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:


                                                    2003                                      2002
                                            ---------------------                     ---------------------


Audit Fees (1)                                      $      8,442                              $      8,200
Tax Fees (2)                                               5,115                                     4,444
                                            ---------------------                     ---------------------
     Total                                         $      13,557                             $      12,644
                                            =====================                     =====================



     (1) Audit services of PricewaterhouseCoopers LLP for 2003 and 2002 consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

     (2)  Tax Fees relates to tax consulting and compliance services.

         Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2003 and 2002

                  Statements  of Income for the years ended  December  31, 2003,
                    2002, and 2001

                  Statements of Partners'  Capital for the years ended  December
                    31, 2003, 2002, and 2001

                  Statements  of Cash  Flows for the years  ended  December  31,
                    2003, 2002, and 2001

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying  Accounts for the years ended December 31, 2003, 2002, and 2001

                  Schedule  III - Real Estate and  Accumulated  Depreciation  at
                    December 31, 2003

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                    Depreciation at December 31, 2003

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


          (b) The Registrant filed no reports on Form 8-K during the period from October 1, 2003 through December 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2004.

                                           CNL INCOME FUND II, LTD.

                                           By:      CNL REALTY CORPORATION
                                                    General Partner

                                                    /s/ Robert A. Bourne
                                                    --------------------------
                                                    ROBERT A. BOURNE, President


                                           By:      ROBERT A. BOURNE
                                                    General Partner

                                                    /s/ Robert A. Bourne
                                                    --------------------------
                                                    ROBERT A. BOURNE


                                           By:      JAMES M. SENEFF, JR.
                                                    General Partner

                                                    /s/ James M. Seneff, Jr.
                                                    --------------------------
                                                    JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 24, 2004
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 24, 2004
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2003, 2002, and 2001


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

  2003        Allowance for
                  doubtful
                  accounts (a)          $    --         $     --        $   29,888 (b)      $    --         $  1,000      $ 28,888
                                  ==============  ===============  ================    =============     ============  ============


     (a)  Deducted from receivables on the balance sheet.

     (b)  Reduction of rental and other income.

     (c)  Amounts written off as uncollectible.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003



                                                                           Costs Capitalized
                                                                             Subsequent to         Net Cost Basis at Which
                                                     Initial Cost            Acquisition         Carried at Close of Period (c)
                                               ------------------------- -----------------------------------------------------------
                                    Encum-                Buildings and   Improve-   Carrying               Buildings and
                                    brances      Land     Improvements      ments     Costs      Land       Improvements     Total
                                  ----------   --------  --------------   --------   -------- ------------  --------------- -------

Properties the Partnership
   has Invested in:


    Checkers Drive-In Restaurants:
      Fayetteville, Georgia            -     $ 338,735             -           -       -    $ 338,735             -     $ 338,735
      Atlanta, Georgia                 -       317,128             -           -       -      317,128             -       317,128


    Golden Corral
    Buffet and Grill
      Nederland, Texas                 -       327,473       520,701           -       -      327,473       520,701       848,174

    Hableanos Mexican Grill Restaurant:
      Hueytown, Alabama                -       258,084       513,853           -       -      258,084       513,853       771,937

    Jack in the Box Restaurant:
      Lubbock, Texas                   -       229,198       408,702           -       -      229,198       408,702       637,900

    KFC Restaurant:                    -
      Eagan, Minnesota                 -       202,084       370,247      31,976       -      202,084       402,223       604,307

    Lonestar Steakhouse &
    Saloon Restaurant:
      Sterling Heights, Michigan (e)   -       430,281             -     648,736       -      430,281       648,736     1,079,017

    Pizza Hut Restaurants:
      Clayton, New Mexico              -        54,093       200,141           -       -       54,093       200,141       254,234
      Santa Rosa, New Mexico           -        75,963       168,204           -       -       75,963       168,204       244,167
      Childress, Texas                 -        71,512       145,191           -       -       71,512       145,191       216,703
      Coleman, Texas                   -        70,208       141,004           -       -       70,208       141,004       211,212

    Ponderosa Steakhouse Restaurant:
      Scottsburg, Indiana              -       208,781             -     518,884        -      208,781       518,884       727,665

    Popeyes Famous Fried
    Chicken Restaurants:
      Ocala, Florida                   -       218,677       274,992           -        -      218,677       274,992       493,669

    Wendy's Old Fashioned
    Hamburger Restaurants:
      Gainesville, Texas               -       166,302       449,914           -        -      166,302       449,914       616,216
      Vail, Colorado                   -       782,609             -     550,346        -      782,609       550,346     1,332,955

    Other:
      Oxford, Alabama (f)              -       152,567       355,990           -        -      152,567       355,990       508,557
      Lombard, Illinois (g)            -        85,517        96,205      40,633        -       85,517       136,838       222,355
                                            ----------  ------------ -----------  ------- ------------  ------------  ------------

                                            $3,989,212    $3,645,144  $1,790,575        -   $3,989,212    $5,435,719    $9,424,931
                                            ==========  ============ ===========  ======= ============  ============  ============

                                 Life on Which
                                 Depreciation in
                Date             Latest Income
 Accumulated   of Con-   Date    Statement is
 Depreciation  structionAcquired   Computed
-------------------------------- ------------





         (d)     -       12/94       (d)
         (d)     -       12/94       (d)




    284,932     1987     08/87       (b)


    284,042     1987     06/87       (b)


    142,128     1993     07/93       (b)


    217,868     1987     10/87       (b)



    342,388     1988     08/87       (b)


    109,523     1986     08/87       (b)
     92,042     1986     08/87       (b)
     79,448     1974     08/87       (b)
     75,597     1977     12/87       (b)


    273,852     1988     10/87       (b)



    155,066     1987     02/87       (b)



    247,455     1986     07/87       (b)
    301,165     1987     08/87       (b)


    188,373     1987     02/88       (b)
     65,914     1973     10/87       (b)
------------

 $2,859,793
============

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2003, 2002, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------

           Properties the Partnership has Invested in Under
             Operating Leases:

                Balance, December 31, 2000                                  $ 10,650,420        $  2,620,544
                Dispositions                                                    (467,936 )          (139,862 )
                Depreciation expense                                                  --             201,383
                                                                         ----------------   -----------------

                Balance, December 31, 2001                                    10,182,484           2,682,065
                  Dispositions                                                  (757,553 )          (191,159 )
                Depreciation expense                                                  --             181,339
                                                                         ----------------   -----------------

                Balance, December 31, 2002                                     9,424,931           2,672,245
                Depreciation expense                                                  --             187,548
                                                                         ----------------   -----------------

                Balance, December 31, 2003                                  $  9,424,931        $  2,859,793
                                                                         ================   =================



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2003, the aggregate cost of the Properties wholly owned by the Partnership for federal income tax purposes was $9,378,528. All of the leases are treated as operating leases for federal income tax purposes.

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