Form 10-Q
period 2004-03-31
CNL INCOME FUND II LTD
filed 2004-05-14
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ______________________


                             Commission file number
                                     0-16824
                     ---------------------------------------


                            CNL Income Fund II, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                     59-2733859
---------------------------------------       ----------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                      Identification No.)


   450 South Orange Avenue
      Orlando, Florida                                    32801
-------------------------------------------    ---------------------------------
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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

                                    CONTENTS




                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                             1

                      Condensed Statements of Income                       2

                      Condensed Statements of Partners' Capital            3

                      Condensed Statements of Cash Flows                   4

                      Notes to Condensed Financial Statements              5-6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  7-8

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                          8

     Item 4.      Controls and Procedures                                  9

Part II.

     Other Information                                                     10-11

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              March 31,               December 31,
                                                                                 2004                     2003
                                                                          -------------------      -------------------
                              ASSETS

  Real estate properties with operating leases, net                            $   6,519,697            $   6,565,138
  Investment in joint ventures                                                     3,594,544                3,621,892
  Cash and cash equivalents                                                          781,920                  922,370
  Certificate of deposit                                                              60,629                   60,483
  Receivables, less allowance for doubtful
      accounts of $11,314 and $28,888, respectively                                   11,654                   38,192
  Accrued rental income                                                              185,198                  185,490
  Other assets                                                                         9,804                    6,537
                                                                          -------------------      -------------------

                                                                               $  11,163,446            $  11,400,102
                                                                          ===================      ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                        $      88,235             $     71,534
  Real estate taxes payable                                                           15,790                   21,680
  Distributions payable                                                              334,380                  459,380
  Due to related parties                                                             209,426                  197,248
  Rents paid in advance and deposits                                                  72,349                   84,961
                                                                          -------------------      -------------------
      Total liabilities                                                              720,180                  834,803


  Partners' capital                                                               10,443,266               10,565,299

                                                                          -------------------      -------------------
                                                                               $  11,163,446            $  11,400,102
                                                                          ===================      ===================


            See accompanying notes to condensed financial statements.



                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME



                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2004               2003
                                                                               ---------------    ---------------

Revenues:
    Rental income from operating leases                                            $  239,823         $  248,484
    Contingent rental income                                                            9,062              2,256
    Interest and other income                                                             672                863
                                                                               ---------------    ---------------
                                                                                      249,557            251,603
                                                                               ---------------    ---------------

Expenses:
    General operating and administrative                                               66,116             57,818
    Property related                                                                    1,094              3,030
    State and other taxes                                                              17,634              6,163
    Depreciation and amortization                                                      45,879             51,354
                                                                               ---------------    ---------------
                                                                                      130,723            118,365
                                                                               ---------------    ---------------
Income before equity in earnings of
    unconsolidated joint ventures                                                     118,834            133,238

Equity in earnings of unconsolidated
    joint ventures                                                                     93,513             88,556
                                                                               ---------------    ---------------

Net income                                                                         $  212,347         $  221,794
                                                                               ===============    ===============

Income per limited partner unit                                                     $    4.25          $    4.44
                                                                               ===============    ===============

Weighted average number of limited partner
    units outstanding                                                                  50,000             50,000
                                                                               ===============    ===============


            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                               Quarter Ended          Year Ended
                                                                                 March 31,           December 31,
                                                                                   2004                  2003
                                                                              -----------------    ------------------

General partners:
    Beginning balance                                                             $    405,788           $   405,788
    Net income                                                                              --                    --
                                                                              -----------------    ------------------
                                                                                  $    405,788           $   405,788
                                                                              -----------------    ------------------

Limited partners:
    Beginning balance                                                               10,159,511            10,642,841
    Net income                                                                         212,347               979,190
    Distributions ($6.69 and $29.25 per
       limited partner unit, respectively)                                            (334,380)           (1,462,520)
                                                                              -----------------    ------------------
                                                                                    10,037,478            10,159,511
                                                                              -----------------    ------------------

Total partners' capital                                                          $  10,443,266          $ 10,565,299
                                                                              =================    ==================


            See accompanying notes to condensed financial statements.



                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                       2004               2003
                                                                                  ---------------     --------------


Net cash provided by operating activities                                             $  318,930         $  351,300
                                                                                  ---------------     --------------

Cash flows from financing activities:
    Distributions to limited partners                                                   (459,380)          (834,380)
                                                                                  ---------------     --------------
          Net cash used in financing activities                                         (459,380)          (834,380)
                                                                                  ---------------     --------------

Net decrease in cash and cash equivalents                                               (140,450)          (483,080)

Cash and cash equivalents at beginning of quarter                                        922,370          1,193,910
                                                                                  ---------------     --------------

Cash and cash equivalents at end of quarter                                           $  781,920         $  710,830
                                                                                  ===============     ==============

Supplemental schedule of non-cash financing activities:

    Distributions declared and unpaid at end of quarter                               $  334,380         $  334,380
                                                                                  ===============     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 2003.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partner's capital or net income.

2.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of total rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the quarters ended March 31:

                                               2004               2003
                                           ------------    ---------------

             Wend Vail Partnership, Ltd.      $ 37,500           $ 37,500

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the quarters ended March 31:


                                                    2004               2003
                                                -------------    ---------------

                Wendy's Old Fashioned
                     Hamburger Restaurants        $  53,298          $  53,298
                Golden Corral
                     Buffet and Grill                   N/A             39,835

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


2.       Concentration of Credit Risk - Continued

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The Partnership owned 17 Properties directly as of March 31, 2004 and 2003. The Partnership also owned eight and nine Properties indirectly through joint venture or tenancy in common arrangements as of March 31, 2004 and 2003, respectively.

Capital Resources

         Net cash provided by operating activities was $318,930 and $351,300 for the quarters ended March 31, 2004 and 2003, respectively.

         Cash and cash equivalents of decreased to $781,920 at March 31, 2004, from $922,370 at December 31, 2003. The decrease in cash and cash equivalents at March 31, 2004 as compared to December 31, 2003 was primarily a result of paying a special distribution to the limited partners during the quarter ended March 31, 2004, which was declared at December 31, 2003. The special distribution was comprised of the liquidating proceeds from the dissolution of a joint venture. At March 31, 2004, these funds were held in a demand deposit account at a commercial bank. The funds remaining at March 31, 2004, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $334,380 for the quarters ended March 31, 2004 and 2003. This represents distributions of $6.69 per unit for each applicable quarter. As a result of the sales of Properties in prior years, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses have remained and are expected to remain fixed. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, decreased to $720,180 at March 31, 2004 from $834,803 at December 31, 2003, primarily as a result of the Partnership paying a special distribution to the limited partners that had been declared at December 31, 2003. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $239,823 for the quarter ended March 31, 2004 as compared to $248,484 in the same period in 2003. The decrease in rental revenues from continuing operations during March 31, 2004, is primarily due to the tenant of the Property in Nederland, Texas vacating the premises and ceasing all restaurant operations during January 2004. The Partnership is currently seeking a new tenant for this Property. The lost revenues resulting from the vacant Property will continue to have an adverse effect on the results of operations of the Partnership until the Partnership is able to re-lease the Property.

         During the quarters ended March 31, 2004 and 2003, the Partnership earned $9,062 and $2,256, respectively, in contingent rental revenues.

         During the quarters ended March 31, 2004 and 2003, the Partnership earned $93,513 and $88,556, respectively, attributable to net income earned by unconsolidated joint ventures. The increase in net income earned by unconsolidated joint ventures was primarily due to the September 2003 sale of the vacant Property owned by Show Low Joint Venture, in which the Partnership owned a 64% interest.

         Operating expenses, including depreciation and amortization, were $130,723 and $118,365 for the quarters ended March 31, 2004 and 2003, respectively. The increase in operating expenses during the quarter ended March 31, 2004, as compared to the same period in 2003, was primarily due to the Partnership incurring additional general operating and administrative expenses, including legal fees, and an increase in the amount of state tax expense relating to several states in which the Partnership conducts business.

         The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partner's capital or net income.


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

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12 day of May, 2004.


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