Form 10-Q
period 2004-06-30
CNL INCOME FUND II LTD
filed 2004-08-12
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ________________________


                             Commission file number
                                     0-16824
                     ---------------------------------------


                            CNL Income Fund II, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-2733859
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


         450 South Orange Avenue
            Orlando, Florida                                 32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                              ----------------------------------


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

                                    CONTENTS




                                                                           Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                             1

                      Condensed Statements of Income                       2

                      Condensed Statements of Partners' Capital            3

                      Condensed Statements of Cash Flows                   4

                      Notes to Condensed Financial Statements              5-8

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  9-11

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                          12

     Item 4.      Controls and Procedures                                  12

Part II.

     Other Information                                                     13-14

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                June 30,               December 31,
                                                                  2004                     2003
                                                           -------------------      -------------------
                    ASSETS

  Real estate properties with operating leases, net        $        5,919,690       $        6,001,896
  Real estate held for sale                                           510,305                  563,242
  Investment in joint ventures                                      3,218,837                3,621,892
  Cash and cash equivalents                                         1,391,652                  922,370
  Certificate of deposit                                               60,174                   60,483
  Receivables, less allowance for doubtful
      accounts of $13,644 and $28,888, respectively                       458                   38,192
  Accrued rental income                                               184,907                  185,490
  Other assets                                                          8,581                    6,537
                                                           -------------------      -------------------

                                                           $       11,294,604       $       11,400,102
                                                           ===================      ===================

        LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                    $           81,905       $           71,534
  Real estate taxes payable                                            18,245                   21,680
  Distributions payable                                               334,380                  459,380
  Due to related parties                                              202,024                  197,248
  Rents paid in advance and deposits                                   74,036                   84,961
                                                           -------------------      -------------------
      Total liabilities                                               710,590                  834,803

  Partners' capital                                                10,584,014               10,565,299
                                                           -------------------      -------------------

                                                           $       11,294,604       $       11,400,102
                                                           ===================      ===================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME



                                                           Quarter Ended                 Six Months Ended
                                                              June 30,                       June 30,
                                                        2004             2003           2004             2003
                                                    -------------    -------------  -------------    -------------
Revenues:
    Rental income from operating leases             $    226,395     $    227,308   $    455,143     $    453,897
    Contingent rental income                                  --           11,070          9,062           13,326
    Interest and other income                                186            2,148            858            3,011
                                                    -------------    -------------  -------------    -------------
                                                         226,581          240,526        465,063          470,234
                                                    -------------    -------------  -------------    -------------

Expenses:
    General operating and administrative                  58,421           43,607        124,537          101,425
    Property related                                       3,147            1,675          3,269            4,705
    State and other taxes                                    767            2,112         18,401            8,275
    Depreciation and amortization                         43,156           41,232         84,697           82,464
                                                    -------------    -------------  -------------    -------------
                                                         105,491           88,626        230,904          196,869
                                                    -------------    -------------  -------------    -------------

Income before equity in earnings of
    unconsolidated joint ventures                        121,090          151,900        234,159          273,365

Equity in earnings of unconsolidated joint
    ventures                                             407,468           52,157        500,981          140,713
                                                    -------------    -------------  -------------   --------------

Income from continuing operations                        528,558          204,057        735,140          414,078
                                                    -------------    -------------  -------------   --------------

Discontinued operations:
    Income (loss) from discontinued operations           (53,430)          17,411        (47,665)          29,184
                                                    -------------    -------------  -------------   --------------

Net income                                          $    475,128     $    221,468   $    687,475    $     443,262
                                                    =============    =============  =============   ==============

Income (loss) per limited partner unit:
    Continuing operations                           $      10.57     $       4.08   $      14.70    $        8.28
    Discontinued operations                                (1.07)            0.35          (0.95)            0.59
                                                    -------------    -------------  -------------   --------------
                                                    $       9.50     $       4.43   $      13.75    $        8.87
                                                    =============    =============  =============   ==============
Weighted average number of limited partner
    units outstanding                                     50,000           50,000         50,000           50,000
                                                    =============    =============  =============   ==============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                  Six Months Ended           Year Ended
                                                      June 30,              December 31,
                                                        2004                    2003
                                                --------------------    --------------------

General partners:
    Beginning balance                           $           405,788     $           405,788
    Net income                                                   --                      --
                                                --------------------    --------------------
                                                            405,788                 405,788
                                                --------------------    --------------------

Limited partners:
    Beginning balance                                    10,159,511              10,642,841
    Net income                                              687,475                 979,190
    Distributions ($13.38 and $29.25 per
       limited partner unit, respectively)                 (668,760)             (1,462,520)
                                                --------------------    --------------------
                                                         10,178,226              10,159,511
                                                --------------------    --------------------

Total partners' capital                         $        10,584,014     $        10,565,299
                                                ====================    ====================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                                           June 30,
                                                                    2004                2003
                                                               ---------------     --------------


Net cash provided by operating activities                      $      591,850      $     659,209
                                                               ---------------     --------------

Cash flows from investing activities:
    Liquidating distribution from joint venture                       671,192                 --
                                                               ---------------     --------------
       Net cash provided by investing activities                      671,192                 --
                                                               ---------------     --------------

Cash flows from financing activities:
    Distributions to limited partners                                (793,760)        (1,168,760)
                                                               ---------------     --------------
          Net cash used in financing activities                      (793,760)        (1,168,760)
                                                               ---------------     --------------

Net increase (decrease) in cash and cash equivalents                  469,282           (509,551)

Cash and cash equivalents at beginning of period                      922,370          1,193,910
                                                               ---------------     --------------

Cash and cash equivalents at end of period                     $    1,391,652      $     684,359
                                                               ===============     ==============

Supplemental schedule of non-cash financing activities:

    Distributions declared and unpaid at end of period         $      334,380      $     334,380
                                                               ===============     ==============



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund II, Ltd. (the "Partnership") for the year ended December 31, 2003.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partner's capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Investment in Joint Ventures

         In April 2004, Holland Joint Venture, in which the Partnership owned a 49% interest, entered into an agreement with a third party to sell its property in Holland, Michigan. In June 2004, the joint venture sold this property, which resulted in a gain on disposal of discontinued operations of approximately $638,900. As a result of the sale of the property, the joint venture was dissolved and the Partnership received approximately $671,200 representing its pro-rata share of the liquidating distribution from the joint venture. The financial results for this property, along with the property previously owned by Show Low Joint Venture, are reflected as discontinued operations in the combined, condensed financial information presented below.

         Kirkman Road Joint Venture owns one property. In addition, the Partnership and affiliates as tenants-in-common in six separate tenancy in common arrangements each own one property.

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


3.       Investment in Joint Ventures - Continued

                                                           June 30,           December 31,
                                                             2004                 2003
                                                       ----------------     ----------------
          Real estate properties with operating        $     5,955,085      $     6,024,001
              leases, net
          Net investment in direct financing
              leases                                         2,138,674            2,151,112
          Real estate held for sale                                 --              768,120
          Cash                                                  28,414              115,927
          Receivables                                              725                   --
          Accrued rental income                                421,334              403,513
          Liabilities                                           22,075               66,581
          Partners' capital                                  8,522,157            9,396,092


                                                            Quarter Ended                   Six Months Ended
                                                              June 30,                          June 30,
                                                        2004             2003             2004             2003
                                                   --------------   --------------   --------------   --------------

          Revenues                                 $     256,287    $     258,231    $     512,431    $     517,476
          Expenses                                       (37,984)         (37,475)         (76,065)         (74,446)
                                                   --------------   --------------   --------------   --------------
            Income from continuing operations            218,303          220,756          436,366          443,030
                                                   --------------   --------------   --------------   --------------
          Discontinued operations:
            Revenues                                      24,456           30,062           54,518           60,714
            Expenses                                          --          (17,644)          (6,965)         (34,979)
            Provision for write-down of assets                --          (55,500)              --          (55,500)
            Gain on disposal of discontinued
                operations                               638,919               --          638,919               --
                                                   --------------   --------------   --------------   --------------
                                                         663,375          (43,082)         686,472          (29,765)
                                                   --------------   --------------   --------------   --------------
          Net income                               $     881,678    $     177,674    $   1,122,838    $     413,265
                                                   ==============   ==============   ==============   ==============


         The Partnership recognized income of $500,981 and $140,713 during the six months ended June 30, 2004 and 2003, respectively, $407,468 and $52,157 of which were earned during the second quarters of 2004 and 2003, respectively, from these joint ventures and tenants-in-common arrangements.

4.       Discontinued Operations

         In June 2004, the Partnership identified for sale the property in Nederland, Texas and reclassified the asset to real estate held for sale. During the quarter and six months ended June 30, 2004, the Partnership recorded a provision for the write-down of assets in anticipation of the sale of this property. The provision represented the difference between the carrying value of the property and its estimated fair value.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


4.       Discontinued Operations - Continued

         The following presents the operating results of the discontinued operations for this property.

                                                       Quarter Ended                   Six Months Ended
                                                         June 30,                          June 30,
                                                   2004             2003             2004             2003
                                              --------------   --------------   --------------   --------------

          Rental revenues                     $          --    $      21,896    $      11,075    $      43,791
          Expenses                                   (9,169)          (4,485)         (14,479)         (14,607)
          Provision for write-down of assets        (44,261)              --          (44,261)              --
                                              --------------   --------------   --------------   --------------
          Income (loss) from discontinued
              operations                      $     (53,430)   $      17,411    $     (47,665)   $      29,184
                                              ==============   ==============   ==============   ==============


5.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the periods ended June 30:

                                                           2004              2003
                                                      --------------    --------------

                   Wend Vail Partnership, Ltd.        $      75,000     $      75,000

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the periods ended June 30:

                                                           2004              2003
                                                      --------------    --------------

                   Wendy's Old Fashioned
                        Hamburger Restaurants         $     106,571     $     106,596
                   Golden Corral
                        Buffet and Grill                        N/A            79,669


         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the properties have some geographical diversity in the United States and the lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations if the Partnership is not able to re-lease the properties in a timely manner.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


6.       Subsequent Event

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $14.62 million, consisting of approximately $12.23 million in cash and approximately $2.39 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $331,000 consisting of approximately $277,000 in cash and approximately $54,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. We owned 17 Properties directly as of June 30, 2004 and 2003. We also owned seven and nine Properties indirectly through joint venture or tenancy in common arrangements as of June 30, 2004 and 2003, respectively.

Capital Resources

         Net cash provided by operating activities was $591,850 and $659,209 for the six months ended June 30, 2004 and 2003, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2004, was a result of changes in our working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and property related expenses.

         In June 2004, Holland Joint Venture, in which we owned a 49% interest, sold the Property in Holland, Michigan and received net sales proceeds of approximately $1,399,600, resulting in a gain on disposal of discontinued operations of approximately $638,900. As a result of the sale of the Property, the joint venture was dissolved and we received approximately $671,200 representing our pro-rata share of the liquidating distribution from the joint venture. We intend to use the liquidation proceeds to pay liabilities.

         At June 30, 2004, we had $1,391,652 in cash and cash equivalents, as compared to $922,370 at December 31, 2003. At June 30, 2004, these funds were held in a demand deposit account at a commercial bank. The increase was primarily a result of holding the liquidation proceeds from the dissolution of Holland Joint Venture. The funds remaining at June 30, 2004, after the payment of distributions and other liabilities, will be used to meet our working capital needs.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to limited partners of $668,760 for the six months ended June 30, 2004 and 2003 ($334,380 for the quarters ended June 30, 2004 and 2003). This represents distributions of $13.38 per unit for each of the six months ended June 30, 2004 and 2003 ($6.69 for each applicable quarter). As a result of the sales of Properties in prior years, our total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of our operating expenses have remained and are expected to remain fixed. Due to the sales of Properties, and due to current and anticipated cash from operations, distributions of net cash flow have been adjusted during the quarters ended September 30 and December 31, 2002. No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $710,590 at June 30, 2004 as compared to $834,803 at December 31, 2003. The decrease was primarily a result of paying a special distribution to the limited partners that had been declared at December 31, 2003 as well as a decrease in rents paid in advance and deposits. The decrease was partially offset by an increase in accounts payable and accrued expenses. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $455,143 for the six months ended June 30, 2004 as compared to $453,897 in the same period in 2003, $226,395 and $227,308 of which were earned during the second quarters of 2004 and 2003, respectively. Rental revenues from continuing operations remained relatively constant because the changes in the leased Property portfolio related to the Property accounted for as discontinued operations.

         We earned $9,062 in contingent rental income during the six months ended June 30, 2004, as compared to $13,326 during the same period of 2003, $11,070 of which was earned during the second quarter of 2003. The decrease in contingent rental income during 2004 was due to a decrease in reported gross sales of the restaurants with leases that require the payment of contingent rents.

         We earned $500,981 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2004, as compared to $140,713 during the same period of 2003, $407,468 and $52,157 of which were earned during the second quarters of 2004 and 2003, respectively. The increase in net income earned by unconsolidated joint ventures was primarily due to the gain of approximately $638,900 on the sale of the Property owned by Holland Joint Venture in June 2004, in which we owned a 49% interest. As a result of this sale, the Joint Venture was dissolved in the same month. The increase, in 2004 as compared to 2003, was partially offset by a provision for write-down of assets of $55,500 recorded by Show Low Joint Venture, in which we owned a 64% interest.

         During the six months ended June 30, 2004, one of our lessees, Wend Vail Partnership, Ltd., contributed more than 10% of our total rental revenues (including our share of total rental revenues from the Properties owned by the unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum annual rental payments required by the lease, this lessee will continue to contribute more than 10% of our total rental revenues. In addition, during the six months ended June 30, 2004, one restaurant chain, Wendy's Old Fashioned Hamburger Restaurants accounted for more than 10% of our total rental revenues (including our share of total rental revenues from the Properties owned by the unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that this restaurant chain will continue to account for more than 10% of the total rental revenues to which we are entitled under the terms of its lease. Any failure of this lessee or this restaurant chain will materially affect our operating results if we are not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $230,904 during the six months ended June 30, 2004, as compared to $196,869 during the same period of 2003, $105,491 and $88,626 of which were incurred during the second quarters of 2004 and 2003, respectively. Operating expenses were higher during the quarter and six months ended June 30, 2004, as compared to the same periods in 2003, because we incurred additional general operating and administrative expenses, including legal fees. The increase in operating expenses during the six months ended June 30, 2004, was also due to an increase in the amount of state tax expense relating to several states in which we conduct business.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $17,411 and $29,184 during the quarter and six months ended June 30, 2003, respectively, and losses from discontinued operations of $53,430 and $47,665 for the quarter and six months ended June 30, 2004, respectively, relating to the vacant Property in Nederland, Texas. During the quarter and six months ended June 30, 2004, we recorded a provision for write-down of assets of approximately $44,300 in anticipation of the sale of this Property. The provision represented the difference between the carrying value of the Property and the estimated fair value. As of August 9, 2004, the sale of this Property had not occurred.

         In June 2004, Holland Joint Venture, in which we owned a 49% interest, sold its Property in Holland, Michigan, as described above. The financial results relating to this Property were classified as Discontinued Operations in the combined, condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates reported in the footnotes to the accompanying financial statements. Our pro-rata shares of these amounts were included in equity in earnings of the unconsolidated joint ventures in the accompanying financial statements.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004. We were not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partner's capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $14.62 million, consisting of approximately $12.23 million in cash and approximately $2.39 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $331,000 consisting of approximately $277,000 in cash and approximately $54,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 9th day of August 2004.


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