Form 10-Q
period 2004-09-30
CNL INCOME FUND II LTD
filed 2004-11-15
CIK 806510

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-16824
                     ---------------------------------------


                            CNL Income Fund II, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                         59-2733859
----------------------------------               -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                 32801
-----------------------------------------        -------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,             December 31,
                                                                                 2004                     2003
                                                                          -------------------      -------------------
                              ASSETS

  Real estate properties with operating leases, net                       $        5,878,588       $        6,001,896
  Real estate held for sale                                                          511,750                  563,242
  Investment in joint ventures                                                     3,205,873                3,621,892
  Cash and cash equivalents                                                        1,366,488                  922,370
  Certificate of deposit                                                              60,323                   60,483
  Receivables, less allowance for doubtful
      accounts of $11,314 and $28,888, respectively                                       --                   38,192
  Accrued rental income                                                              184,616                  185,490
  Other assets                                                                         7,971                    6,537
                                                                          -------------------      -------------------

                                                                          $       11,215,609       $       11,400,102
                                                                          ===================      ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                   $          113,159       $           71,534
  Real estate taxes payable                                                           26,028                   21,680
  Distributions payable                                                              334,380                  459,380
  Due to related parties                                                             204,144                  197,248
  Rents paid in advance and deposits                                                  77,877                   84,961
                                                                          -------------------      -------------------
      Total liabilities                                                              755,588                  834,803

  Partners' capital                                                               10,460,021               10,565,299
                                                                          -------------------      -------------------

                                                                          $       11,215,609       $       11,400,102
                                                                          ===================      ===================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                            Quarter Ended                 Nine Months Ended
                                                            September 30,                   September 30,
                                                        2004             2003           2004            2003
                                                    -------------    ------------  --------------  --------------
Revenues:
    Rental income from operating leases             $    231,076     $   228,839   $     686,219   $     682,736
    Contingent rental income                              19,100          16,986          28,162          30,312
    Interest and other income                                494             332           1,352           3,343
                                                    -------------    ------------  --------------  --------------
                                                         250,670         246,157         715,733         716,391
                                                    -------------    ------------  --------------  --------------

Expenses:
    General operating and administrative                  70,798          42,790         195,335         144,215
    Property related                                       4,006           4,021           7,275           8,726
    State and other taxes                                     --           1,275          18,401           9,550
    Depreciation and amortization                         42,348          41,232         127,045         123,696
                                                    -------------    ------------  --------------  --------------
                                                         117,152          89,318         348,056         286,187
                                                    -------------    ------------  --------------  --------------

Income before equity in earnings of
unconsolidated joint ventures                            133,518         156,839         367,677         430,204

Equity in earnings of unconsolidated joint
ventures                                                  82,174          71,184         583,155         211,897
                                                    -------------    ------------  --------------  --------------

Income from continuing operations                        215,692         228,023         950,832         642,101
                                                    -------------    ------------  --------------  --------------

Discontinued operations:
    Income (loss) from discontinued operations            (5,305)         17,558         (52,970)         46,742
                                                    -------------    ------------  --------------  --------------

Net income                                          $    210,387     $   245,581   $     897,862   $     688,843
                                                    =============    ============  ==============  ==============

Income (loss) per limited partner unit:
    Continuing operations                           $       4.32     $      4.56   $       19.02   $       12.84
    Discontinued operations                                (0.11)           0.35           (1.06)           0.94
                                                    -------------    ------------  --------------  --------------
                                                    $       4.21     $      4.91   $       17.96   $       13.78
                                                    =============    ============  ==============  ==============
Weighted average number of limited partner
    units outstanding                                     50,000          50,000          50,000          50,000
                                                    =============    ============  ==============  ==============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                            Nine Months Ended           Year Ended
                                                                              September 30,            December 31,
                                                                                  2004                    2003
                                                                         ----------------------    ------------------
General partners:
    Beginning balance                                                    $             405,788     $         405,788
    Net income                                                                              --                    --
                                                                         ----------------------    ------------------
                                                                                       405,788               405,788
                                                                         ----------------------    ------------------

Limited partners:
    Beginning balance                                                               10,159,511            10,642,841
    Net income                                                                         897,862               979,190
    Distributions ($20.06 and $29.25 per
       limited partner unit, respectively)                                          (1,003,140)           (1,462,520)
                                                                         ----------------------    ------------------
                                                                                    10,054,233            10,159,511
                                                                         ----------------------    ------------------

Total partners' capital                                                  $          10,460,021     $      10,565,299
                                                                         ======================    ==================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       2004               2003
                                                                                  ---------------     --------------


Net cash provided by operating activities                                         $      901,066      $     987,085
                                                                                  ---------------     --------------

Cash flows from investing activities:
    Liquidating distribution from joint venture                                          671,192                 --
                                                                                  ---------------     --------------
          Net cash provided by investing activities                                      671,192                 --
                                                                                  ---------------     --------------

Cash flows from financing activities:
    Distributions to limited partners                                                 (1,128,140)        (1,503,140)
                                                                                  ---------------     --------------
          Net cash used in financing activities                                       (1,128,140)        (1,503,140)
                                                                                  ---------------     --------------

Net increase (decrease) in cash and cash equivalents                                     444,118           (516,055)

Cash and cash equivalents at beginning of period                                         922,370          1,193,910
                                                                                  ---------------     --------------

Cash and cash equivalents at end of period                                        $    1,366,488      $     677,855
                                                                                  ===============     ==============

Supplemental schedule of non-cash investing and financing activities:

      Land under operating lease exchanged for land under
                operating lease                                                   $      317,128           $     --
                                                                                  ===============     ==============

    Distributions declared and unpaid at end of period                            $      334,380      $     334,380
                                                                                  ===============     ==============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Real Estate Properties with Operating Leases

         In September 2004, the Partnership entered into a purchase and exchange agreement whereby the Property in Atlanta, Georgia, consisting of only land, was exchanged for land in Clearwater, Florida.

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

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


3.       Investment in Joint Ventures - Continued

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                     September 30,                    December 31,
                                                                        2004                              2003
                                                                   ----------------                 ----------------
          Real estate properties with operating                    $     5,920,627                  $     6,024,001
              leases, net
          Net investment in direct financing
              leases                                                     2,132,205                        2,151,112
          Real estate held for sale                                             --                          768,120
          Cash                                                              59,239                          115,927
          Accrued rental income                                            430,245                          403,513
          Liabilities                                                       53,304                           66,581
          Partners' capital                                              8,489,012                        9,396,092


                                                            Quarter Ended                  Nine Months Ended
                                                            September 30,                    September 30,
                                                      2004              2003             2004            2003
                                                   ------------    ----------------  -------------  ----------------

          Revenues                                 $    255,805     $      256,495   $     768,236   $      773,971
          Expenses                                      (37,887)           (37,676)       (113,952)        (112,122)
                                                   ------------    ----------------  -------------  ----------------
            Income from continuing operations           217,918            218,819         654,284          661,849
                                                   ------------    ----------------  -------------  ----------------
          Discontinued operations:
            Revenues                                         --             30,062          54,518           90,776
            Expenses                                         --            (12,862)         (6,965)         (47,841)
            Provision for write-down of assets               --                 --              --          (55,500)
            Gain (loss) on disposal of
                 discontinued operations                     --            (29,509)        638,919          (29,509)
                                                   ------------    ----------------  -------------  ----------------
                                                             --            (12,309)        686,472          (42,074)
                                                   ------------    ----------------  -------------  ----------------

          Net income                               $    217,918     $      206,510   $   1,340,756   $      619,775
                                                   ============    ================  =============  ================

         The Partnership recognized income of $583,155 and $211,897 during the nine months ended September 30, 2004 and 2003, respectively, $82,174 and $71,184 of which were earned during the third quarters of 2004 and 2003, respectively, from these joint ventures and tenants-in-common arrangements.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


4.       Discontinued Operations

         In June 2004, the Partnership identified for sale the property in Nederland, Texas and reclassified the asset to real estate held for sale. During the nine months ended September 30, 2004, the Partnership recorded a provision for write-down of assets in anticipation of the sale of this property. The provision represented the difference between the carrying value of the property and its estimated fair value, less cost to sell.

         The following presents the operating results of the discontinued operations for this property.

                                                            Quarter Ended                  Nine Months Ended
                                                            September 30,                    September 30,
                                                      2004              2003             2004            2003
                                                   ------------    ----------------  -------------   ---------------

          Rental revenues                          $         --     $        21,896   $     11,075    $       65,687
          Expenses                                       (5,305)             (4,338)       (19,784)          (18,945)
          Provision for write-down of assets                 --                  --        (44,261)               --
                                                   ------------    ----------------  -------------   ---------------
          Income (loss) from discontinued          $     (5,305)    $        17,558   $    (52,970)   $       46,742
              operations
                                                   ============    ================  =============   ===============


5.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the periods ended September 30:

                                                                             2004               2003
                                                                         --------------    ---------------

                      Wend Vail Partnership, Ltd.                        $     112,500     $     112,500

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the periods ended September 30:

                                                                             2004               2003
                                                                         --------------    ---------------
                      Wendy's Old Fashioned
                           Hamburger Restaurants                         $     159,870     $      159,895
                      Pizza Hut                                                123,644            122,318
                      Golden Corral Buffet and Grill                               N/A            119,504

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the properties have some geographical diversity in the United States and the lessees operate a variety of restaurant concepts, default by this lessee or any of these restaurant chains could significantly impact the results of operations if the Partnership is not able to re-lease the properties in a timely manner.

                            CNL INCOME FUND II, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


6.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $14.62 million, consisting of approximately $12.23 million in cash and approximately $2.39 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $331,000 consisting of approximately $277,000 in cash and approximately $54,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund II, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on November 13, 1986 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. We owned 17 Properties directly as of September 30, 2004 and 2003. We also owned seven and eight Properties indirectly through joint venture or tenancy in common arrangements as of September 30, 2004 and 2003, respectively.

Merger Transaction

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

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $14.62 million, consisting of approximately $12.23 million in cash and approximately $2.39 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $331,000 consisting of approximately $277,000 in cash and approximately $54,000 in preferred stock.

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

Capital Resources

         Net cash provided by operating activities was $901,066 and $987,085 for the nine months ended September 30, 2004 and 2003, respectively.

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

         At September 30, 2004, we had $1,366,488 in cash and cash equivalents, as compared to $922,370 at December 31, 2003. At September 30, 2004, these funds were held in a demand deposit account at a commercial bank. The increase was primarily a result of holding the liquidation proceeds from the dissolution of Holland Joint Venture. The funds remaining at September 30, 2004, after the payment of distributions and other liabilities, will be used to meet our working capital needs.

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

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2004, sales proceeds from a prior year sale, we declared distributions to limited partners of $1,003,140 for the nine months ended September 30, 2004 and 2003 ($334,380 for the quarters ended September 30, 2004 and 2003). This represents distributions of $20.06 per unit for each of the nine months ended September 30, 2004 and 2003 ($6.69 for each applicable quarter). As a result of the sales of Properties in prior years, our total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of our operating expenses have remained and are expected to remain fixed. Due to the sales of Properties, and due to current and anticipated cash from operations, distributions of net cash flow have been adjusted during the quarters ended September 30 and December 31, 2002. No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $755,588 at September 30, 2004 as compared to $834,803 at December 31, 2003. The decrease was primarily a result of paying a special distribution to the limited partners that had been declared at December 31, 2003. The decrease was partially offset by an increase in accounts payable and accrued expenses. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $686,219 for the nine months ended September 30, 2004 as compared to $682,736 in the same period in 2003, $231,076 and $228,839 of which were earned during the third quarters of 2004 and 2003, respectively. Rental revenues from continuing operations remained relatively constant because the changes in the leased Property portfolio related to the Property accounted for as discontinued operations.

         We earned $28,162 in contingent rental income during the nine months ended September 30, 2004, as compared to $30,312 during the same period of 2003, $19,100 and $16,986 of which was earned during the third quarters of 2004 and 2003, respectively.

         We earned $583,155 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2004, as compared to $211,897 during the same period of 2003, $82,174 and $71,184 of which were earned during the third quarters of 2004 and 2003, respectively. The increase in net income earned by unconsolidated joint ventures was primarily due to the gain of approximately $638,900 on the sale of the Property owned by Holland Joint Venture in June 2004, in which we owned a 49% interest. As a result of this sale, the Joint Venture was dissolved in the same month. The increase, in 2004 as compared to 2003, was also due to a provision for write-down of assets of $55,500 recorded in 2003 by Show Low Joint Venture, in which we owned a 64% interest.

         During the nine months ended September 30, 2004, one of our lessees, Wend Vail Partnership, Ltd., contributed more than 10% of our total rental revenues (including our share of total rental revenues from the Properties owned by the unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum annual rental payments required by the lease, this lessee will continue to contribute more than 10% of our total rental revenues. In addition, during the nine months ended September 30, 2004, two restaurant chains, Wendy's Old Fashioned Hamburger Restaurants and Pizza Hut accounted for more than 10% of our total rental revenues (including our share of total rental revenues from the Properties owned by the unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these restaurant chains will continue to account for more than 10% of the total rental revenues to which we are entitled under the terms of its leases. Any failure of this lessee or these restaurant chains will materially affect our operating results if we are not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $348,056 during the nine months ended September 30, 2004, as compared to $286,187 during the same period of 2003, $117,152 and $89,318 of which were incurred during the third quarters of 2004 and 2003, respectively. Operating expenses were higher during the quarter and nine months ended September 30, 2004, as compared to the same periods in 2003, because we incurred additional general operating and administrative expenses, including, primarily, legal fees incurred in connection with the merger transaction discussed above. The increase in operating expenses during the nine months ended September 30, 2004, was also due to an increase in the amount of state tax expense relating to several states in which we conduct business.

         We recognized income from discontinued operations (rental revenues less property related expenses and provision for write-down of assets) of $17,558 and $46,742 during the quarter and nine months ended September 30, 2003, respectively, and losses from discontinued operations of $5,305 and $52,970 for the quarter and nine months ended September 30, 2004, respectively, relating to the vacant Property in Nederland, Texas. During the nine months ended September 30, 2004, we recorded a provision for write-down of assets of approximately $44,300 in anticipation of the sale of this Property. The provision represented the difference between the carrying value of the Property and the estimated fair value, less cost to sell. As of November 5, 2004, the sale of this Property had not occurred.

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

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.  Inapplicable.
          -----------------

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          -----------------------------------------------------------
          Inapplicable.

Item 3.   Defaults upon Senior Securities.  Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.  Inapplicable.
          ---------------------------------------------------

Item 5.   Other Information.  Inapplicable.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)   Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition II, LLC, and CNL Income Fund II, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 11th day of November 2004.


                                CNL INCOME FUND II, LTD.

                                By:   CNL REALTY CORPORATION
                                      General Partner


                                      By:   /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                      By:   /s/ Robert A. Bourne
                                           -------------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number

                Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition II, LLC, and CNL Income Fund II, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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